Form 10QSB
period 1996-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1996-08-20
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996.

Commission file number: 33-89384-LA

                        Prologic Management Systems, Inc.
                 (Name of small business issuer in its charter)

                Arizona                                          86-0498857
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

2030 East Speedway Blvd., Tucson, Arizona                          85719
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (520) 320-1000.

      (Former address: 2731 East Elvira Road, #151, Tucson, Arizona, 85706)
                     (Former telephone number: 520-741-1001)

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock and Warrants to Purchase Common Stock

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___  No ______ .

Number of shares of common stock outstanding on July 31, 1996 was 3,328,070.

Transitional Small Business Disclosure Format:
                            Yes ______ ; No ___X___ .

                        Prologic Management Systems, Inc.
                                      Index

                                                                              Page
                                                                              ----
Part I.           FINANCIAL INFORMATION                                         3

Item 1            Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 1996
                  and March 31, 1996                                            3

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended June 30, 1996 and June 30, 1995    4

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended June 30, 1996 and June 30, 1995    5

                  Notes to Condensed Consolidated Financial Statements          6

Item 2            Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                 8


Part II.          OTHER INFORMATION                                             11

Item 1.           Legal Proceedings                                             11

Item 2.           Changes in Securities                                         11

Item 3.           Defaults upon Senior Securities                               11

Item 4.           Submission of Matters to a Vote by Security Holders           11

Item 5.           Other Information                                             11

Item 6.           Exhibits and Reports on Form 8-K                              11
                  Exhibit 11                                                    13
                  Exhibit 27                                                    14

SIGNATURES                                                                      12

PART I.  FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30, 1996      MARCH 31, 1996
                                                                   -------------      --------------
                                                                    (unaudited)
                                    Assets
Current assets
     Cash and cash equivalents                                      $ 2,370,582         3,426,981
      Trade accounts receivable less allowance for doubtful
      accounts of $152,696 at June 30, 1996 and March 31,1996           417,176           480,914
     Inventory                                                           52,991            41,931
     Prepaid expenses                                                    91,082            37,639
                                                                    -----------        ----------
             Total current assets                                     2,931,831         3,987,465

Property and equipment, net (6)                                         204,950           124,642
Software costs, net (7)                                                 530,810           565,812
Goodwill, net (3)                                                       225,306           235,806
Other assets                                                            147,899            69,651
                                                                    -----------        ----------
             Total assets                                           $ 4,040,796         4,983,376
                                                                    ===========        ==========
                      Liabilities and Shareholders' Equity
Current liabilities
     Line of credit                                                 $   895,007            47,367
     Current installments of long term debt                             109,669            30,018
     Notes payable                                                           --           892,710
     Notes payable to related parties                                        --            40,000
     Accounts payable                                                   213,274           322,469
     Accrued expenses                                                   315,781           250,486
     Deferred maintenance revenue                                       126,587           107,361
                                                                    -----------         ---------
             Total current liabilities                                1,660,318         1,690,411

Long term debt, excluding current installments                           21,550           187,688

Shareholders' equity
     Common stock, no par value
     Authorized 10,000,000 shares;
     3,328,070 issued and outstanding
     at March 31, 1996 and June 30, 1996                              6,612,395         6,595,163
     Accumulated deficit                                             (4,253,467)       (3,489,886)
                                                                    -----------        ----------
             Net shareholders' equity                                 2,358,928         3,105,277
                                                                    -----------        ----------
             Total liabilities and shareholders' equity             $ 4,040,796         4,983,376
                                                                    ===========        ==========

See accompanying notes to condensed consolidated financial statements

                PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED JUNE 30,
                                                        1996               1995
                                                    -----------        -----------
                                                    (unaudited)        (unaudited)
             Net Sales
Hardware                                            $   397,323        $    13,814
Licenses                                                 92,879             67,248
Services and Other                                      256,068             72,455
                                                    -----------        -----------
                                                        746,269            153,517

Cost of Sales                                           572,143             75,971
                                                    -----------        -----------
             Gross Profit                               174,126             77,547
Operating Expenses
     Selling and marketing                              149,648             88,496
     General and administrative                         373,505             68,478
     Research and development                            82,411             34,171
                                                    -----------        -----------
             Total Operating Expenses                   605,564            191,145
                                                    -----------        -----------
             Operating Loss                            (431,437)          (113,598)

Interest Expense                                       (356,641)           (19,064)
Other income (expense)                                   24,497                 --
                                                    -----------        -----------
Net loss before taxes                                  (763,582)          (132,662)

Income Taxes                                                 --                 --
                                                    -----------        -----------
Net loss                                            $  (763,582)       $  (132,662)
                                                    ===========        ===========
Net (loss) per common share                                (.22)              (.06)

Shares used in computing net (loss) per share         3,328,070          2,031,280

See accompanying notes to condensed consolidated financial statements

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED JUNE 30,
                                                               1996              1995
                                                           -----------        ---------
                                                           (unaudited)       (unaudited)
Cash flows from operating activities:
   Net Loss                                                $  (763,582)       $(132,662)
   Adjustments in reconcile net loss to net
   cash used in operating activities:

      Depreciation and amortization                             54,305           56,566
      Changes in:                                                   --               --
      Trade accounts receivable                                 63,738          (76,034)
        Prepaid Expenses                                       (53,443)             617
        Deposits                                               (78,248)              --
        Other Assets                                             8,166            9,157
        Accounts payable and accrued expenses                  (43,900)          26,771
                                                           -----------        ---------
           Total adjustments                                   (49,381)          17,079
                                                           -----------        ---------
           Net cash used in operating activities              (812,962)        (115,700)

Cash flows from investing activities:
   Purchase of equipment                                       (56,415)         (13,878)
   Capitalized software development costs                           --          (73,388)
   Purchase of Software - in-house                              (1,220)            (657)
   Purchase of Furniture/Fixtures                              (31,475)          (3,402)
                                                           -----------        ---------
           Net cash used in investing activities               (89,111)         (91,327)

Cash flows from financing activities:                                                --
   Issuance of notes payable and debt                          927,291          874,823
   Repayment of debt                                        (1,058,848)        (521,484)
   Net decrease in related party debt                          (40,000)              --
   Issuance of common stock and warrants                        17,232               --
                                                           -----------        ---------
           Net cash provided by financing activities          (154,325)         353,339

Net increase (decrease) in cash and cash equivalents        (1,056,399)         146,310

Cash and cash equivalents, beginning of period               3,426,981           66,744
                                                           -----------        ---------
Cash and cash equivalents, end of period                   $ 2,370,582        $ 213,054
                                                           ===========        =========

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Periods
      The accompanying condensed consolidated financial statements include the accounts of Prologic Management Systems, Inc. (the "Company") and its wholly-owned subsidiary, Great River Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Report on Form 10-KSB. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Line of Credit
      The Company maintains a $1,000,000 line of credit with its bank, which is subject to renewal in August 1996. The interest rate on borrowings under the agreement is the "prime" rate of interest as established by the bank. The line of credit is secured by the Company's money market accounts. The credit agreement contains, among other things, restrictive financial covenants. As of June 30, 1996, the Company had borrowings totaling $895,007 under this agreement and was compliant with the covenants.

3. Goodwill
      Goodwill arose from the acquisition of GRSI and represents the excess of the purchase price over the estimated fair value of the net assets of GRSI. Goodwill is being amortized on a straight-line basis over the period of expected benefit of 7 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization totaled approximately $31,000 at June 30, 1996.

4. Subsequent Events
      On August 15, 1996, the Company completed the purchase of 100% of the outstanding common stock of BASIS, Inc. The purchase price of $1,900,000 will be paid in $500,000 cash and issuance of 350,000 shares of common stock of the Company valued at $4.00 per share. The Company is also required to pay a contingent purchase price up to $1,600,000 in cash and common stock based, based on the pretax earnings of BASIS, Inc. for the twelve-month period ending June 30, 1997. BASIS, Inc. had net sales of approximately $15 million for the year ended December 31, 1995 and net earnings of approximately $210,000. Its total assets and stockholders' equity approximated $2.4 million and $1.2 million, respectively, at December 31, 1995.

5. Acquisitions

      In September 1995, the Company completed the acquisition of Great River Systems, Inc. (GRSI), a regional systems integration firm based in St. Paul, Minnesota. The following financial information presents the unaudited pro forma combined results of the Company as if the GRSI acquisition had occurred at April 1, 1994:

                                     THREE MONTHS
                                         ENDED
                                     JUNE 30, 1995
                                     -------------
         Sales                        $1,135,207

         Net loss                     $ (100,419)

         Net loss per common share    $    (0.05)

      The above pro forma results give effect to (1) estimated adjustments to net sales, cost of sales, selling and general and administrative expenses, including amortization of intangibles resulting from the acquisition, and
      (2) estimated income tax effects thereon. The pro forma information presented is for informational purposes only and is not necessarily indicative of future earnings (loss) or of what the earnings (loss) actually would have been had the combination been consummated at the beginning of the respective periods.

6. Property and Equipment

         Property and equipment are comprised of the following:

                                                        JUNE 30,        MARCH 31,
                                                          1996            1996
                                                        --------        --------
         Furniture and Fixtures                         $ 42,294        $ 39,968
         Computer equipment and software                $318,980        $232,190
                                                        --------        --------
                                                        $361,274        $272,158

         Less accumulated depreciation                  $156,324        $147,516
                                                        --------        --------
                 Net property and equipment             $204,950        $124,642
                                                        ========        ========

7. Software Costs

         A summary of capitalized software follows:

                                                        JUNE 30,        MARCH 31,
                                                          1996            1996
                                                        --------        --------
         Existing products and enhancements             $487,376        $487,376
         Purchased software                             $387,386        $387,386
                                                        --------        --------
                                                        $874,762        $874,762

         Less accumulated amortization                  $343,952        $308,950
                                                        --------        --------
                 Net software costs                     $530,810        $565,812
                                                        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited Consolidated Financial Statements included elsewhere herein. Except for the historical information contained herein, the matters discussed in this 10QSB are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10QSB, that could cause results to differ materially from those anticipated by the statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

INTRODUCTION

The Company provides applications software for the commercial market which it licenses for use to manufacturers and for use in the wholesale distribution industry. The Company's products are not directed to the retail consumer market. Additionally, the Company provides systems integration and networking services. These systems integration services include consulting, maintenance, training and the installation and sale of third party computer hardware on which to implement the Company's software products. The Company anticipates that its revenues generated from the sale of third party hardware will continue to increase as a percentage of total revenues in future periods, primarily as a result of the acquisitions described below. The Company expects that increased sales of third party hardware will help produce additional software license and software service-related revenues.

The Acquisition of Great River Systems, Inc.

On October 2, 1995, Prologic Management Systems, Inc. completed its acquisition of Great River Systems, a regional computer systems integrator. Great River Systems is a wholly owned subsidiary of Prologic Management Systems and expands Prologic's market position as a comprehensive systems integration specialist to further extend Prologic's presence in the midwest marketplace.

The Acquisition of BASIS, Inc.

On August 15, 1996, Prologic Management Systems, Inc. completed its acquisition of BASIS, Inc. Pursuant to the acquisition agreement, BASIS was merged into and became a wholly-owned subsidiary of Prologic. BASIS, Inc. was a privately held company whose revenues in 1995 were approximately $15 million. BASIS is a systems integration company located in the San Francisco area, with additional offices in Portland, Oregon.

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the first quarter of fiscal 1997 increased by $592,000, from $154,000 in the first quarter of the previous fiscal year to $746,000 in the first quarter of the current fiscal year. The increase was due to increases in hardware sales and sales of services, including maintenance and system integration services. With the increase in total revenues came a change in the revenue mix, as revenues from hardware and services far out-paced software revenues, which had been the predominate area of revenues in prior periods. The major increase was due to the continued impact of the company's acquisition strategy with sales of hardware generated from the company's subsidiary Great River Systems, Inc. (GRSI) reflecting the most significant change in the revenue mix. The Company had expected an additional one million dollars in hardware revenues, but one large order had to be canceled due to product constraints imposed by the manufacturer. The Company is working with the manufacturer to avoid these problems in the future.

Cost of Sales. Cost of sales increased with the increase in net revenues and the change in the mix to more sales of hardware. Total cost of sales for the first quarter of the current fiscal year was $572,000 versus $76,000 in the first quarter of the previous fiscal year. As a percentage of net revenues, total cost of sales for the first quarter were 76.7% versus the first quarter of the previous fiscal year when cost of revenues as a percentage of revenues was 49.5%. This change reflects the lower margin that is earned on the sale of third party hardware compared to the margin on proprietary software sales. The Company's strategy is to increase the sale of software products by creating distribution channels through the acquisition of system integration firms. The Company expects to see increases in software sales from its operating subsidiaries beginning in the third quarter of the current fiscal year.

Sales and Marketing. Sales and marketing expenses increased by $61,000 from the first quarter of the previous fiscal year. Sales and marketing expenses were $150,000, or 20.1% of net revenues, for the quarter just ended and were $88,000, or 57.7% of net revenues for the first quarter of last year. The increase includes the additional cost of increasing the staff as well as increases in advertising and lead generation. The Company expects to continue to increase sales and marketing expenses as it implements its growth strategy.

General and Administrative. General and administrative expenses increased from $68,000, or 44.6% of net revenue, for the first quarter of the previous fiscal year to $374,000, or 50.1% of net revenues, for the first quarter of the current fiscal year. The increase was the result of increased staff, and increases in expenses indirectly associated with the March 1996 initial public offering of the Company's common stock., as well as expenses associated with the implementation of its acquisition strategy. Expense areas that reflected significant increases included legal and audit expenses, insurance, consulting and investor relations. The Company expects total general and administrative expenses to decrease as a percentage of sales beginning in the second quarter of the current fiscal year.

Research and Development. Total research and development expense was $82,000 in the quarter ended June 30, 1996, an increase of $48,000 from the same period in the previous fiscal year when research and development expense was $34,000. The increase was the result of expensing all development work for the current quarter.

Interest and Other Income. The Company incurred approximately $357,000 in interest expenses during the first quarter of the current fiscal year and $19,000 in the first quarter of the previous fiscal year. The increase was the result of the interest and discounts on the bridge financing which was paid off during the first quarter of the current fiscal year. This financing was paid off early using the Company's line of credit with its bank which significantly reduced the interest rate payable on these notes.

Income Taxes. The Company had no income tax expense for the first quarter of fiscal 1997 and 1996. As of March 31, 1996, the Company had Federal net operating loss carryforwards of approximately $3,260,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

Net Loss. The net loss for the quarter ended June 30, 1996 was approximately $764,000 versus a loss for the same period of the prior fiscal year of approximately $133,000. The net loss for the quarter is attributable to the decreased margin, the increased operating expenses incurred as the Company began its operating plan and the interest and discounts which are associated with the bridge financing.

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents totaled $2,376,000 at June 30, 1996 compared to $3,427,000 at March 31, 1996. The decrease in cash was primarily due to the funds used by operations to begin the growth and acquisition strategy. In June the Company deposited $75,000 into an escrow account as part of its agreement for the acquisition of BASIS, Inc. During the month of April 1996 the Company paid off all remaining bridge notes, which carried an interest rate of 14%, with funds from the Company's line of credit with its bank which was borrowed at the bank's prime rate. In addition, during the quarter, the Company repaid loans to related parties of $40,000 and issued warrants for the purchase of 157,500 shares of common stock to its underwriter per the underwriting agreement for its initial public offering. During this period, the Company purchased $89,000 in capital equipment, including computer equipment and office furniture.

Based on the Company's operating plan, management believes that the anticipated cash flow from operations and the use of its line of credit will be sufficient to meet the Company's anticipated cash needs. In the future, the Company may require additional financing to achieve its current as well as future plans for expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current and future plans for expansion could be materially adversely affected.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This form 10QSB may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this filing, neither the Company nor its subsidiary is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material effect on Prologic operations or financial position.

ITEM 2.     CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10QSB

A.    Exhibit:

      Exhibit Number        Document                                        Page
      --------------        --------                                        ----
      11                    Schedule of Computation of Net Loss Per Share    13
      27                    Financial Data Schedule                          14

B.    Reports:

No reports on Form 8-K were filed during the quarter ended June 30, 1996.

      In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PROLOGIC MANAGEMENT SYSTEMS, INC.

      DATED: August 19, 1996         By:  /s/  James M. Heim
                                        --------------------------------------
                                        James M. Heim
                                        President and Chief Executive Officer

                                     By:  /s/  William E. Wallin
                                        --------------------------------------
                                        William E. Wallin,
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer (Principal
                                        Financial and Accounting Officer)