Form 10QSB
period 1996-09-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1996-11-14
CIK 938320

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the period ended September 30, 1996.


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

Issuer's telephone number (520) 320-1000

      (Former address: 2731 East Elvira Road, #151, Tucson, Arizona, 85706
                     Former telephone number: 520-741-1001


Securities registered under Section 12(g) of the Exchange Act:


               Common Stock and Warrants to Purchase Common Stock


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  X    No      .
            ------   ------


Number of shares of common stock outstanding on October 31, 1996 was 3,665,395.


Transitional Small Business Disclosure Format:
                                                Yes    ;  No  X  .
                                                    ---      ---

                       PROLOGIC MANAGEMENT SYSTEMS, INC.
                                     INDEX

                                                                        Page
                                                                        ----
Item 1          Condensed Consolidated Balance Sheets at                3
                September 30, 1996 and March 31, 1996

                Condensed Consolidated Statements of Operations         4
                for the 3 Months Ended September 30, 1996 and 1995,
                & the 6 Months Ended September 30, 1996 and 1995

                Condensed Consolidated Statements of Cash Flows         5
                for the 6 Months Ended September 30, 1996 and 1995

                Notes to Condensed Consolidated Financial Statements    6

Item 2          Management's Discussion and Analysis of                 8
                Results of Operations and Financial Condition


Part II         Other Information                                       12

Item 1.         Legal Proceedings                                       12

Item 2.         Changes in Securities                                   12

Item 3.         Defaults upon Senior Securities                         12

Item 4.         Submission of Matters to a Vote by Security Holders     12

Item 5.         Other Information                                       12

Item 6.         Exhibits and Reports on Form 8-K                        12
                Exhibit 11                                              14
                Exhibit 27                                              15

Signatures                                                              13

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 SEPTEMBER 30, 1996          MARCH 31, 1996
                                                                 ------------------          --------------
                                Assets                                  (unaudited)
Current assets
        Cash and cash equivalents                                       $ 1,632,643             $ 3,426,981
        Trade accounts receivable less allowance for doubtful
        accounts of $152,696 at September 30, 1996 and
        March 31, 1996                                                    2,915,218                 480,914
        Inventory                                                           689,572                  41,931
        Prepaid expenses                                                    129,578                  37,639
                                                                        -----------             -----------
                Total current assets                                      5,367,011               3,987,465

Property and equipment, net                                                 424,862                 124,642
Software costs, net                                                         495,809                 565,812
Goodwill, net                                                             1,612,169                 235,806
Other assets                                                                154,060                  69,651
                                                                        -----------             -----------
                Total assets                                            $ 8,053,911             $ 4,983,376
                                                                        ===========             ===========

                 Liabilities and Shareholders' Equity
Current liabilities
        Line of credit                                                  $ 1,893,979             $    47,367
        Current installments of long term debt                                   --                  30,018
        Notes payable                                                       109,669                 892,710
        Notes payable to related parties                                         --                  40,000
        Accounts payable                                                  2,010,649                 322,469
        Accrued expenses                                                    492,702                 250,486
        Deferred maintenance revenue                                        143,955                 107,361
                                                                        -----------             -----------
                Total current liabilities                                 4,650,954               1,690,411

Long term debt excluding current installments                                20,295                 187,688

Shareholders' equity
        Common stock, no par value. Authorized 10,000,000 shares;
        3,328,070 issued at March 31, 1996 and 3,665,395 at
        September 30, 1996.                                               8,012,395               6,595,163
        Accumulated deficit                                              (4,629,733)             (3,489,886)
                                                                        -----------             -----------
                Net shareholders' equity                                  3,382,662               3,105,277

                                                                        -----------             -----------
                Total liabilities and shareholders' equity              $ 8,053,911             $ 4,983,376
                                                                        ===========             ===========

See accompanying notes to the condensed consolidated financial statements

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                1996            1995                    1996            1995
                                                ----            ----                    ----            ----
                                                (unaudited)     (unaudited)             (unaudited)     (unaudited)

Net Sales:
  Hardware                                      $2,490,377      $   28,258              $ 2,887,699     $   42,072
  Licenses                                         487,610          38,499                  553,826        103,520
  Services and Other                               509,660          75,695                  801,335        150,378
                                                ----------      ----------              -----------     ----------
                                                 3,487,647         142,453                4,242,860        295,970
                                                ----------      ----------              -----------     ----------

Cost of Sales                                    2,647,161          95,096                3,228,250        171,067
                                                ----------      ----------              -----------     ----------

        Gross Profit                               840,586          47,357                1,014,610        124,903

Operating Expenses
  Selling and marketing                            277,451         133,448                  427,099        224,944
  General and administrative                       846,524          77,402                1,220,029        148,099
  Research and development                          99,102          52,066                  181,513         86,237
                                                ----------      ----------              -----------     ----------
        Total operating expenses                 1,223,077         262,916                1,828,641        459,280

                                                ----------      ----------              -----------     ----------
        Operating loss                            (382,591)       (215,559)                (814,031)      (334,377)

Interest expense                                   (38,183)        (35,549)                (395,595)       (50,522)
Other income (expense)                              44,508         (20,431)                  69,776        (24,640)

                                                ----------      ----------              -----------     ----------
Net loss before taxes                             (376,266)       (271,539)              (1,139,850)      (409,539)

Income Taxes                                            --              --                       --             --

                                                ----------      ----------              -----------     ----------
Net loss                                        $ (376,266)     $ (271,539)             $(1,139,850)    $ (409,539)
                                                ==========      ==========              ===========     ==========

Net loss per common share                       $  (0.1027)     $  (0.1337)             $   (0.3110)    $  (0.2016)

Shares used in computing
net loss per share                               3,665,395       2,031,280                3,665,395      2,031,280


See accompanying notes to condensed consolidated financial statements

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED                SIX MONTHS ENDED
                                                                SEPTEMBER 30, 1996              SEPTEMBER 30, 1995
                                                                ------------------              ------------------
Cash flows from operating activities:
  Net Loss                                                         $(1,139,850)                    $ (409,539)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization                                  541,520                         96,850
        Increase (decrease) in cash due to changes
          in operating assets and liabilities:
            Trade accounts receivable                               (2,434,302)                       (11,150)
            Accounts payable and accrued expenses                    1,930,398                        100,315
            Prepaid expenses                                           (91,938)                       (27,799)
            Deposits                                                   (84,407)                      (163,717)
            Other assets and liabilities                            (2,038,175)                        68,752
                                                                   -----------                     ----------
                Total adjustments                                   (2,176,904)                        63,251

                                                                   -----------                     ----------
                Net cash used in operating activities               (3,316,754)                      (346,288)


Cash flows from investing activities:
    Capitalized software development costs                                  --                        145,127
    Issuance of Note Receivable                                             --                        (34,000)
    Purchase of Property, Plant, and Equipment                        (650,888)                       (35,934)
    Purchase of Software - in-house                                    (70,088)                        (4,206)
    Investment in GRSI                                                      --                       (290,000)
                                                                   -----------                     ----------

                Net cash used in investing activities                 (720,976)                      (219,013)

Cash flows from financing activities:

    Issuance of notes payable and debt                               1,816,594                      1,280,597
    Repayment of debt                                                 (950,434)                      (520,652)
    Net decrease in related party debt                                 (40,000)                            --
    Issuance of common stock                                         1,417,232                        (67,639)
                                                                   -----------                     ----------

                Net cash provided by financing activities            2,243,392                        692,306
                                                                   -----------                     ----------

Net increase (decrease) in cash and cash equivalents                (1,794,338)                       127,006

Cash and cash equivalents, beginning of period                       3,426,981                         66,744
                                                                   -----------                     ----------

Cash and cash equivalents, end of period                           $ 1,632,643                     $  193,750
                                                                   ===========                     ==========

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Interim Periods
        The accompanying condensed consolidated financial statements include the accounts of Prologic Management Systems, Inc. (the "Company") and its wholly-owned subsidiaries, Great River Systems, Inc. ("GRSI") and Basis Inc. ("BASIS"). All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Report on Form 10-KSB. The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.      Acquisition
        In August 1996, the Company completed the acquisition of BASIS, Inc. a regional systems integration firm located in Emeryville, California for $500,000 cash and 337,349 shares of common stock of the company valued at $1,400,000. In addition, the Company will issue to BASIS shareholders, an additional amount of common stock valued up to $1,600,000 if certain post-merger earn-out targets in the agreement are met during the Company's fiscal periods ending June 30, 1997 and 1998.

3.      Line of Credit
        The Company maintains a $1,000,000 line of credit with Norwest Bank, which is subject to renewal in August 1997. The interest rate on borrowings under the agreement is the "prime" rate of interest as established by the bank. The line of credit is secured by the company's money market accounts. The credit agreement contains, among the other things, restrictive financial covenants. As of September 30, 1996, the company had borrowings totaling $943,880.

        In addition the Company's subsidiary, Basis Inc. maintains a $4,000,000 line of credit with Deutsche Financial Services ("DFS") secured by substantially all of the assets of Basis and guaranteed by the Company. The credit agreement contains, among other things, restrictive financial covenants. The interest rate is at prime plus 1%. As of September 30, 1996, the Company had borrowings on this line of credit of $950,099.

4.      Goodwill
        Goodwill arose from the acquisition of GRSI and Basis and represents the excess of the purchase price over the estimated fair value of the net assets of the entities acquired. Goodwill is being amortized on a straight-line basis over the period of expected benefit of seven years. The Company assess the recoverability of this intangible asset by determining whether the amortization of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through the discontinued future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization totaled $70,932 at September 30, 1996.

5.      PROPERTY AND EQUIPMENT
        Property and equipment are comprised of the following:

                                        September 30,   March 31,
                                             1996         1995
                                        -------------   ---------
          Furniture and Fixtures           $159,771     $ 39,968

          Computer equipment and
            software                        833,363      232,190
                                        -------------   ---------
                                            933,134      272,158

          Less accumulated
            depreciation                   568,272       174,516
                                        -------------   ---------

              Net property
                and equipment             $424,862      $124,642
                                        =============   =========

6.      SOFTWARE COSTS
        A summary of capitalized software follows:

                                        September 30,    March 31,
                                             1996          1995
                                        -------------   ----------

        Existing products and
          enhancements                     $487,376     $487,376

        Purchased software                  387,386      387,386
                                        -------------   ---------
                                            874,762      874,762

        Less accumulated
          amortization                      378,953      308,950
                                        -------------   ---------

                Net software costs         $495,809     $565,812
                                        =============   =========

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere herein. Except for the historical information contained herein, the matters discussed in this Report are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors, and the significant risk associated with the acquisition of new products, product rights technologies, businesses, the management growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including its reports on Form 10-KSB and Form 10QSB, that could cause results to differ materially from those anticipated by the statements made herein.

INTRODUCTION
The Company provides applications software for the commercial market which it licenses for use to manufacturers and for use in the wholesale distribution industry. The Company's products are not directed to the retail consumer market. Additionally, the Company provides systems integration and network services. These services include consulting, maintenance, training and the installation and sale of third party computer hardware on which to implement the Company's software products. Although no assurances can be given, the Company anticipates that its revenues generated from the sale of third party hardware will continue to increase as a percentage of total revenues in future periods, primarily as a result of the acquisitions described below. The Company hopes that increased sales of third party hardware will help produce additional software license and software service-related revenues.

ACQUISITION OF BASIS INC.
August 1, 1996, the Company completed its acquisition of BASIS, Inc. Pursuant to the acquisition agreement, BASIS was merged into and became a wholly-owned subsidiary of the Company. BASIS is a systems integration company located in the San Francisco area, with additional offices in Portland, Oregon. Prior to August 1996, BASIS was a privately held company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
----------------------------------------------

NET SALES. Net sales for the second quarter were approximately $3,488,000 versus the net sales for the same period one year ago of $142,000, an increase of approximately $3,346,000. The increase was due to increases in hardware sales and sales of services, including maintenance, system integration services and third party software sales. With the increase in total revenue came a change in the sales mix as sales of hardware increased as a percent of total sales while sales of software and services decreased as a percentage of total sales. The major increase was due to the continued impact of the Company's acquisition strategy with hardware and integration service sales from GRSI (acquired in September 1995) and BASIS (acquired in August 1996) reflecting the most significant impact when compared to second quarter 1995 revenues.

COST OF SALES. Cost of sales increased from approximately $95,000, or 66.8% of sales, to approximately $2,647,000, or 75.9% of sales, due to the increased total sales as well as the change in sales mix. The change, as a percent of total sales, reflects the lower margin that is earned on the sale of third party hardware compared to the margin earned on the sale of proprietary software. The Company's strategy is to increase the sale of high margin proprietary software products by creating distribution channels through the acquisition of system integration firms. Although no assurances can be given, the Company expects to begin to see increases in its software sales from its operating subsidiaries late in the third quarter. The Company does not expect these increases to have a material effect on the operating results of the Company in the short term.

Selling and Marketing. Selling and marketing expenses increased by approximately $145,000 from the second quarter of the previous fiscal year. Selling and marketing expenses were approximately $277,000, or 8.0% of net sales, for the quarter just ended and were approximately $133,000, or 93.7% of net sales, for the second quarter last year. The increase is due to increases in staff and additional advertising and product promotion including attendance at manufacturing trade shows. The Company plans to continue to increase selling and marketing staff and product promotion expenses as part of its growth strategy.

General and Administrative. General and administrative expenses increased from approximately $77,000 during the second quarter one year ago to approximately $847,000 for the second quarter of the current year. As a percent of net sales general and administrative expense decreased from 54.3% for the second quarter last year to 24.3% this year. The increased amount is due to the addition of BASIS and the amortization of goodwill relating to the acquisition of GRSI and BASIS, the expenses associated with moving the general office to its new location in Tucson as well as additional expenses indirectly related to the acquisition of GRSI and BASIS. The Company is currently implementing a plan to consolidate and centralize many of the administrative activities at the Tucson location and will work to reduce general and administrative expenses relating to its present operations during the fourth quarter.

Research and Development. Research and development was approximately $99,000, or 2.8% of net sales in the current period versus approximately $52,000, or 36.5%, for the same period one year ago. The change was a result of expensing all development work during the quarter.

Interest and Other Income. During the present quarter the Company incurred approximately $38,000 in interest expense which was offset by interest income and other miscellaneous items of approximately $45,000 which netted approximately $7,000 in income. For the quarter of the previous fiscal year the Company had interest expense of approximately $36,000 and approximately $20,000 of other expenses, which were associated with the write-off of discounts on warrants offered to investors in the Company's bridge loan.

Income Taxes. The Company had no income tax expense for the second quarter of fiscal 1997 and 1996. As of March 31, 1996 the Company had Federal net operating loss carryforwards of approximately $3,260,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations.

Net Loss. The net loss for the quarter ended September 30, 1996 was approximately $376,000 compared to a loss of approximately $272,000 for the same period of the prior year. The net loss for the period is attributable to the loss of margin and the increase in operating expenses in selling and marketing, general and administrative and development expenses as the Company continued to implement its strategic growth plan.

SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net Sales. Net sales for the six months ended September 30, 1996 were approximately $4,243,000 versus the net sales for the same period one year ago of approximately $296,000 an increase of approximately $3,947,000. The increase was due to increases in hardware sales and sales of services, including maintenance, system integration services and third party software sales. With the increase in total revenues came a change in the sales mix as sales of hardware increased as a percent of total sales from 14% to 68% of total sales and sales of software and services decreased from 85% to 32% of total sales. The increase in total sales was due to the impact of the Company's acquisition strategy with hardware and integration service sales from Great River Systems, Inc. and BASIS, Inc. driving the change.

Cost of Sales. Cost of sales increased from approximately $171,000, or 57.8% of sales, to approximately $3,228,250, or 76.1% of sales, due to the increased total sales as well as the change in sales mix. The change, as a percent of total sales, reflects the lower margin that is earned on the sale of third party hardware compared to the margin earned on the sale of proprietary software. The Company's strategy is to increase the sale of high margin proprietary software products by creating distribution channels through the acquisition of system integration firms. The Company expects to begin to see increases in its software sales from its operating subsidiaries in the fourth quarter.

Selling and Marketing. Selling and marketing expenses increased by approximately $202,000 from the six month period ended September 30, 1995. Selling and marketing expenses were approximately $427,000, or 10.1% of net sales, for the six month period just ended and were approximately $225,000, or 76.0% of net sales, for the same period last year. The increase is due to increases in staff and additional advertising and product promotion including attendance at manufacturing trade shows. The Company plans to continue to increase selling and marketing staff and product promotion expenses as part of its growth strategy.

General and Administrative. General and administrative expenses increased from approximately $148,000 during the six month period last year to approximately $1,220,000 for the six months ended September 30, 1996. As a percent of sales general and administrative expense decreased from 50% last year to 28.8% this year. The increased amount is due to the addition of the subsidiaries and the amortization of goodwill as well as increases related to additional reporting requirements brought on by the recent initial public offering, expenses associated with the move to a bigger office space as well as additional expenses indirectly related to the Company's acquisition strategy. The Company is currently implementing a plan to consolidate and centralize many of the administrative activities and believes it will begin to reduce general and administrative expenses during the fourth quarter.

Research and Development. Research and development was approximately $182,000, or 4.3% of net sales for the six months ended September 30, 1996 versus approximately $86,000, or 29.1%, for the same period one year ago. The increase was a result of expensing all development work during the quarter.

Interest and Other Income. During the six month period, the Company incurred approximately $396,000 in interest expense which was offset by interest income and other miscellaneous items of approximately $70,000. For the same period of the previous fiscal year the Company had interest expenses of approximately $51,000 and approximately $25,000 of other expenses, which were associated with the write-off of discounts on warrants offered to investors in the Company's bridge loan.

Income Taxes. The Company had no income tax expense for the second quarter of fiscal 1997 and 1996. As of March 31, 1996 the Company had Federal net operating loss carryforwards of approximately $3,260,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations.

Net Loss. The net loss for the six months ended September 30, 1996 was approximately $1,140,000 compared to a loss of approximately $410,000 for the same period of the prior year. The net loss for the period is attributable to the loss of margin and the increase in operating expenses in selling and marketing, general and administrative and development expense as the Company continued to implement its strategic growth plan. In addition, the interest expense of $396,000, mainly attributable to the repayment of bridge notes and the discounts associated with the notes, significantly impacted the loss.

The Company believes that, as it continues to execute its business plan during fiscal 1997, sales will grow through acquisitions. However, the Company believes that, as a result of the acquisition activitiy, increases in operation expenses associated with the development and integration of the acquired companies could, in the near term, exceed increases in revenues, having an adverse impact on operating results.

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents totaled $1,633,000 at September 30, 1996 compared to $3,427,000 at March 31, 1996. The decrease in cash was primarily due to the funds used by operations to begin the Company's growth and acquisition strategy. During the month of April 1996 the Company paid off all remaining bridge notes, which carried an interest rate of 14%, with funds from the Company's line of credit with its bank which was borrowed at the banks prime rate. In addition, during the period, the Company repaid loans to related parties of $40,000 and issued warrants for the purchase of 157,500 shares of common stock to its underwriter per the Underwriting Agreement. The Company also finalized the acquisition of Basis issuing $1,400,000 in common stock and issuing notes payable of $500,000, most of which was paid during September and October 1996. During the period, the

Company purchased approximately $721,000 in capital equipment, which included approximately $551,000 in capital assets obtained in the acquisition of BASIS.

Based on the Company's operating plan, management believes that the anticipated cash flow from operations and the use of its line of credit will be sufficient to meet the Company's anticipated short term cash needs. In the future, the Company may require additional financing to achieve its current as well as future plans for expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current and future plans for expansion could be materially adversely affected.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This Form 10QSB may contain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act on 1995. Such forward-looking statements involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, and the results of financing efforts. Further information regarding these and other risks is described from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's 1996 Form 10KSB.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this filing, neither the Company nor its subsidiary is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material effect on Prologic operations or financial position.

ITEM 2.  CHANGE IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

The annual shareholders meeting was held on September 18, 1996 in Tucson, Arizona. The following directors were elected at the meeting for a one year term:


     Name                       For             Against         Withheld
     ----                       ---             -------         --------
James M. Heim                   1,881,892       5,519

Richard E. Metz                 1,881,892       5,519

Herbert F. Day                  1,881,892       5,519

Luke V. McCarthy                1,881,892       5,519

Craig W. Rauchle                1,881,892       5,519


The shareholders appointed the audit firm of KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending March 31, 1997.

        For                 Against              Withheld
        ---                 -------              --------
        1,880,792           3,119                3,500


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10QSB

A.  Exhibit:


        Exhibit Number          Document                                                Page
        --------------          --------                                                ----
        11                      Schedule of Computation of Net Loss Per Share
        27                      Financial Data Schedule


B.  Reports on Form 8K:

During the second quarter of fiscal 1996, the Company filed the following:

        Current Report on Form 8K dated August 15, 1996 reporting under Item 2, the Company's acquisition of BASIS, Inc.

In Accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PROLOGIC MANAGEMENT SYSTEMS, INC.


Dated: November 15, 1996             By: /s/  James M. Heim
                                        ------------------------------
                                         James M. Heim
                                         President and Chief Executive Officer



                                     By: /s/  William E. Wallin
                                        ------------------------------
                                         William E. Wallin
                                         Vice President, Treasurer and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)