Form 10QSB
period 1996-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1997-02-14
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the period ended December 31, 1996.


Commission file number: 33-89384-LA



                        Prologic Management Systems, Inc.
                 (Name of small business issuer in its charter)


                            Arizona                                                         86-0498857
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

            2030 East Speedway Blvd., Tucson, Arizona                                          85719
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
Yes X   No    .
   ---     ---

Number of shares of common stock outstanding on January 31, 1996 was 3,675,395.


Transitional Small Business Disclosure Format:
                                                  Yes    ;  No  X.
                                                      ---      ---

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                                      INDEX


Page
----
Item 1      Condensed Consolidated Balance Sheets at                        3
            December 31, 1996 and March 31, 1996

            Condensed Consolidated Statements of Operations                 4
            for the 3 Months Ended December 31, 1996 and 1995, &
            the 9 Months Ended December 31, 1996 and 1995

            Condensed Consolidated Statements of Cash Flows                 5
            for the 9 Months Ended December 31, 1996 and 1995

            Notes to Condensed Consolidated Financial Statements            6

Item 2      Management's Discussion and Analysis of
            Results of Operations and Financial Condition                   8


Part II     Other Information                                              12

Item 1      Legal Proceedings                                              12

Item 2      Changes in Securities                                          12

Item 3      Defaults upon Senior Securities                                12

Item 4      Submission of Matters to a Vote by Security Holders            12

Item 5      Other Information                                              12

Item 6      Exhibits and Reports on Form 10-QSB                            12
            Exhibit 11                                                     14
            Exhibit 27                                                     15

Signatures                                                                 13

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31, 1996      MARCH 31, 1996
                                                              ------------------     ---------------
                ASSETS                                           (unaudited)
Current assets
      Cash and cash equivalents                                     $ 1,612,050      $ 3,426,981
      Trade accounts receivable less allowance                        3,899,575          480,914
      for doubtful accounts of $152,696 at
      December 31, 1996 and at March 31, 1996
      Inventories                                                       222,319           41,931
      Prepaid expenses                                                   71,091           37,639
                                                                    -----------      -----------
                Total current assets                                  5,805,035        3,987,465



Property and equipment, net                                             445,683          124,642
Software cost, net                                                      460,808          565,812
Goodwill, net                                                         1,580,498          235,806
Other assets                                                            200,950           69,651

                                                                    -----------      -----------
TOTAL ASSETS                                                        $ 8,492,974      $ 4,983,376
                                                                    ===========      ===========

                LIABILITIES AND EQUITY
Current liabilities
      Lines of credit                                               $ 1,616,881      $    47,367
      Current installments of long term debt                            109,669           30,018
      Notes payable                                                      75,000          892,710
      Notes payable to related parties                                       --           40,000
      Accounts payable                                                2,105,064          322,469
      Accrued expenses                                                  783,968          250,486
      Deferred maintenance revenue                                      148,405          107,361
                                                                    -----------      -----------
                Total current liabilities                             4,838,987        1,690,411


Long term debt, excluding current installments                          866,698          187,688

Shareholders' equity
      Common stock, no par value, Authorized 10,000,000 shares;

      3,328,070 issued at March 31, 1996 and 3,665,395 at             8,012,395        6,595,163
      December 31, 1996
      Accumulated deficit                                            (5,225,106)      (3,489,886)
                                                                    -----------      -----------
                Net shareholders' equity                              2,787,289        3,105,277
                                                                    -----------      -----------
TOTAL LIABILITIES AND EQUITY                                        $ 8,492,974      $ 4,983,376
                                                                    ===========      ===========

See accompanying notes to the condensed consolidated financial statements.

                PROLOGIC MANAGEMENT SYSTEMS, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        DECEMBER 31,                        DECEMBER 31,
                                             1996                           1995     1996                      1995
                                             -----------------     -------------     ------------      ------------
                                             (unaudited)           (unaudited)       (unaudited)       (unaudited)
Net Sales
    Hardware                                     $  4,441,796      $    613,117      $  7,329,495      $    655,189
    Licenses                                          793,902           492,027         1,347,728           595,547
    Services and Other                                727,022           128,263         1,519,411           278,641
                                                 ------------      ------------      ------------      ------------
                                                    5,962,720         1,233,407        10,196,634         1,529,377

Cost of Sales                                       4,667,923           728,173         7,887,227           899,240

    Gross Profit                                    1,294,797           505,234         2,309,407           630,137

Operating Expenses
    Selling and marketing                             797,649           200,704         1,224,748           425,648
    General and administrative                        713,270           172,923         1,937,658           321,022
    Research and development                          230,943            42,910           412,456           129,147
    Expenses associated with raising capital               --            32,715                --            32,715
                                                 ------------      ------------      ------------      ------------
             Total operating expenses               1,741,862           449,252         3,574,862           908,532
                                                 ------------      ------------      ------------      ------------
             Operating income (loss)                 (447,065)           55,982        (1,265,455)         (278,395)

Interest expense                                     (108,207)          (59,967)         (503,802)         (110,489)
Other income (expense)                                (40,097)          (48,620)           34,037           (73,260)
                                                 ------------      ------------      ------------      ------------
Net loss before taxes                                (595,369)          (52,605)       (1,735,220)         (462,144)

Income taxes                                               --                --                --                --
                                                 ------------      ------------      ------------      ------------
Net loss                                         $   (595,369)     $    (52,605)     $ (1,735,220)     $   (462,144)
                                                 ============      ============      ============      ============

Net loss per common share                        $      (0.16)     $      (0.03)     $      (0.47)     $      (0.22)

Shares used in computing
net loss per share                                  3,665,395         2,031,280         3,665,395         2,077,280


See accompanying notes to the condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended     Nine Months Ended
                                                                           December 31, 1996     December 31, 1995
                                                                           -----------------     -----------------
Cash flows from operating activities:
    Net Loss                                                                $(1,735,220)         $  (462,144)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation and amortization                                            671,317              228,642
       Change in allowance for doubtful accounts                                     --               10,000
       Increase (decrease) in cash due to changes                                    --                   --
         in operating assets and liabilities:
          Trade accounts receivable                                          (3,418,661)            (807,193)
          Accounts payable and accrued expenses                               2,316,077              679,600
          Prepaid Expenses                                                      (33,452)                  --
          Deposits                                                             (131,299)                  --
          Other assets and liabilities                                       (1,586,175)             (48,880)
                                                                            -----------          -----------
                    Total adjustments                                        (2,182,194)              62,169

                    Net cash provided by (used in) operating activities      (3,917,414)            (399,975)
                                                                            -----------          -----------


Cash flows from investing activities:
    Capitalized software development costs                                                          (242,624)
    Purchase of property, plant and equipment                                  (713,003)            (125,702)
    Purchase of Software - inhouse                                              (72,212)                  --
    Payment for purchase of Great River Systems, Inc., net                           --             (247,956)
       of cash acquired
                                                                            -----------          -----------

                    Net cash provided by (used in) investing activities        (785,215)            (616,282)

Cash flows from financing activities:

    Debt and equity issuance costs                                                   --              (70,384)
    Deferred loan costs                                                              --             (113,554)
    Issuance of notes payable and debt                                        2,517,272            1,590,000
    Repayment of debt                                                        (1,006,807)            (319,000)
    Net decrease in related party debt                                          (40,000)                 765
    Issuance of common stock                                                  1,417,232               40,000
                                                                            -----------          -----------

                    Net cash provided by (used in) financing activities       2,887,697            1,127,827
                                                                            -----------          -----------


Net increase (decrease) in cash and cash equivalents                         (1,814,931)             111,570

Cash and cash equivalents, beginning of period                                3,426,981               66,744
                                                                            -----------          -----------

Cash and cash equivalents, end of period                                    $ 1,612,050          $   178,314
                                                                            ===========          ===========


Supplemental statement of cash flow information:

    Noncash financing and investing activities:
                                                                                                 -----------
       Issuance of warrants                                                                      $   196,250
                                                                                                 ===========
       Investment in Basis, Inc.
          Equity                                                              1,400,000
          Note Payable                                                          500,000
                                                                            -----------
                                                                            $ 1,900,000
                                                                            ===========

See accompanying notes to the condensed consolidated financial statements.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Report on Form 10-KSB. The results of operations for the nine and three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Acquisition
         In August 1996, the Company acquired BASIS, Inc., a regional systems integration firm located in Emeryville, California, for $500,000 cash and 337,349 shares of common stock of the Company valued at $1,400,000. In addition, the Company will issue to BASIS shareholders an additional amount of common stock valued up to $1,600,000 if certain post-merger earn-out targets in the agreement are met during the Company's fiscal period ending June 30, 1997.

3.       Lines of Credit
         The Company maintains a $1,000,000 line of credit with its bank subject to renewal in August 1997. The interest rate on borrowings under the agreement is the "prime" rate of interest as established by the bank. The line of credit is secured by the Company's money market accounts. The credit agreement contains, among other things, restrictive financial covenants. As of December 31, 1996, the Company had borrowings totaling $944,562.

         In addition, the Company's subsidiary, BASIS Inc., maintains a $4,000,000 line of credit with Deutsche Financial Services (DFS) secured by substantially all of the assets of BASIS and guaranteed by Prologic Management Systems, Inc. The interest rate is at prime plus 1%. As of December 31, 1996, the Company had borrowings on this line of credit of $672,319.

4.       Goodwill
         Goodwill arose from the acquisitions of GRSI and BASIS and represents the excess of the purchase price over the estimated fair value of the net assets of the entities acquired. Goodwill is being amortized on a straight-line basis over the period of expected benefit of seven years. The Company periodically assesses the recoverability of this intangible asset by determining whether the amortization of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through the discontinued future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization totaled $126,079 at December 31, 1996.

5.       Property and Equipment
         Property and equipment are comprised of the following:


                                                December 31,   March 31,
                                                   1996          1996
                                                ------------   ---------
          Furniture and Fixtures                  $166,440     $ 39,968

          Computer equipment and software         $890,933     $232,190
                                                  --------     --------

          Less accumulated depreciation           $611,690     $ 47,516
                                                  --------     --------

                   Net property and equipment     $445,683     $124,642
                                                  ========     ========


6.       Software Costs
         A summary of capitalized software follows:


                                              December 31,   March 31,
                                                  1996         1996
                                              ------------   ---------
         Existing products and enhancements     $487,376     $487,376

         Purchased software                     $387,386     $387,386
                                                --------     --------

         Less accumulated amortization          $413,954     $308,950
                                                --------     --------


                  Net software costs            $460,808     $565,812
                                                ========     ========

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere herein. Except for the historical information contained herein, the matters discussed in this Report are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in computer hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors, and the significant risk associated with the acquisition of new products, product rights, technologies, businesses, the management of the Company's growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including its reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein.

Introduction
The Company provides applications software for the commercial market which it licenses for use to manufacturers and for use in the wholesale distribution industry. The Company's products are not directed to the retail consumer market. Additionally, the Company provides systems integration and network services. These services include consulting, maintenance, training and the installation and sale of third party computer hardware on which to implement the Company's and other vendors' software products. Although no assurances can be given, the Company anticipates that its revenues generated from the sale of third party hardware will continue to increase as a percentage of total revenues in future periods, primarily as a result of the acquisitions described below. The Company hopes that increased sales of third party hardware will help produce additional software license and software service-related revenues associated with the Company's applications software products.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Sales. Net sales for the third quarter were approximately $5,963,000 versus net sales for the same period one year ago of $1,233,000, an increase of approximately $ 4,730,000. The increase was due to increases in hardware sales and sales of services, including maintenance, system integration services and third party software sales. With the increase in total revenues came a change in the sales mix as sales of hardware increased as a percent of total sales while sales of software decreased as a percentage of total sales. The increase in net sales was due to the continued impact of the Company's acquisition strategy, with hardware and integration service sales from Great River Systems, Inc. ("GRSI") (acquired in September 1995) and BASIS, Inc. ("BASIS") (acquired in August 1996) reflecting the most significant impact when third quarter 1996 revenues are compared to third quarter 1995 revenues.

Cost of Sales. Cost of sales increased from approximately $728,000, or 59% of sales, to approximately $4,668,000, or 78% of sales, due to the increased total sales as well as the change in sales mix (referred to above). The change, as a percent of total sales, reflects the lower margin that is earned on the sale of third party hardware compared to the margin earned on the sale of proprietary software. The Company's strategy is to increase the sales of higher margin proprietary software products by creating distribution channels through the acquisition of system integration firms. And, the cost of sales has decreased as a percentage of sales by 4% (margin has increased) from the second quarter, ended September 30, 1996. The Company does not expect that increases in the sale of proprietary software will have a material effect on the operating results of the Company in the short term. The Company expects that sales of third-party hardware will predominate the Company's sales mix in the short term.

Selling and Marketing. Selling and marketing expenses in the 1996 quarter increased by approximately $597,000 from the third quarter of the previous fiscal year. Selling and marketing expenses were approximately $798,000, or 13% of net sales, for the quarter ended December 31, 1996 and were approximately $201,000, or 16% of net sales, for the third quarter last year. The increase is due to increases in staff and additional advertising and product promotion including attendance at manufacturing trade shows. The Company plans to continue to increase spending in the sales and marketing area by adding staff and continuing to expand product promotion expenses as part of its growth strategy.

General and Administrative. General and administrative expenses increased from approximately $173,000 during the third quarter one year ago to approximately $713,000 for the third quarter of the current year. As a percent of net sales general and administrative expenses decreased from 14% for the third quarter last year to 12% this year. The increased amount is due, in part, to the addition of BASIS and the amortization of goodwill relating to the acquisition of BASIS, as well as the additional expenses attributable to being a public company. The Company is currently implementing a plan to consolidate and centralize many of the administrative activities at its Tucson location and is implementing a program intended to reduce general and administrative expenses as a percentage of sales during the next twelve months.

Research and Development. Research and development expenses were approximately $231,000, or 4% of net sales, in the current period versus approximately $43,000, or 3% of net sales, for the same period one year ago. The increase of approximately $188,000 was the result of expensing all development activity during the current period versus capitalizing development expense during the prior years' third quarter. In addition, the development staff has been increased during the period.

Operating Loss. The Company had an operating loss of approximately $447,000 for the three month period ended December 31, 1996 versus operating income of approximately $56,000 for the same quarter of the previous fiscal year. The operating loss was the result of the increased development expense and the increased operating expenses associated with the acquisitions and growth strategy.

Interest and Other Income. During the quarter ended December 31, 1996, the Company incurred approximately $108,000 in interest expense, which was related to lines of credit and long term debt and included approximately $80,000 of non-recurring charges. Interest expense for the same period one year ago was approximately $60,000, all of which was related to bridge financing and repaid soon after the end of the 1995 quarter.

Income Taxes. The Company had no income tax expense for either the third quarter of fiscal 1996 or the third quarter of fiscal 1995. As of March 31, 1996, the Company had Federal net operating loss carryforwards of approximately $3,260,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations.

Net Loss. The net loss for the quarter ended December 31, 1996 was approximately $595,000 compared to a loss of approximately $53,000 for the same period of the prior year. The net loss for the 1996 period is attributable to the increased development expenses and the increase in operating expenses in selling and marketing, and general and administrative expenses as the Company continued to implement its strategic growth plan.

NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Sales. Net sales for the nine months ended December 31, 1996 were approximately $10,197,000 versus net sales for the same period one year ago of approximately $1,529,000, an increase of approximately $ 8,668,000. The increase was due to increases in hardware sales and sales of services, including maintenance, system integration services and third party software sales, primarily as a result of the acquisition of BASIS and GRSI. With the increase in total revenues came a change in the sales mix as sales of hardware increased as a percent of total sales from 43% to 72% of total sales and sales of software and services decreased from 57% to 28% of total sales. The increase in total sales was due to the impact of the Company's acquisition strategy, with hardware and integration service sales from the Company's subsidiaries, GRSI and BASIS, driving the change.

Cost of Sales. Cost of sales increased from approximately $899,000, or 59% of net sales, to approximately $7,887,000, or 77% of net sales, due to the increased total sales as well as the change in sales mix. The change, as a percent of total sales, reflects the lower margin that is earned on the sale of third party hardware compared to the margin earned on the sale of proprietary software.

Selling and Marketing. Selling and marketing expenses during the nine months ended December 31, 1996 increased by approximately $799,000 from the nine month period ended December 31, 1995. Selling and marketing expenses were approximately $1,225,000, or 12% of net sales, for the nine month period ended December 31, 1996 and were approximately $426,000, or 28% of net sales, for the same period in 1995. The increase is due to increases in staff and additional advertising and product promotion including attendance at manufacturing trade shows.

General and Administrative. General and administrative expenses increased from approximately $321,000 during the nine month period ended December 31, 1995, to approximately $1,938,000 for the nine months ended December 31, 1996. As a percent of sales, general and administrative expenses remained decreased from 21% at December 31, 1995 to 19% at December 31, 1996. The increased amount is due to the addition of the GRSI and BASIS subsidiaries and the amortization of goodwill, as well as increases related to additional reporting requirements brought on by the Company's March 1996 initial public offering, expenses associated with the move to a bigger office space as well as additional expenses indirectly related to the Company's acquisition strategy.

Research and Development. Research and development was approximately $412,000, or 4% of net sales for the nine months ended December 31, 1996 versus approximately $129,000, or 8%, for the same period one year ago. The increased amount was a result of expensing all development work during the period versus capitalizing most development expense during the prior fiscal nine month period.

Interest and Other Income. During the nine month period ended December 31, 1996, the Company incurred approximately $504,000 in interest expense and $34,000 of other income. The interest is related to the current long term debt and lines of credit as well as interest and the write-off of discounts, totaling $379,000, associated with the Company's bridge loans which were paid off during the quarter ended June 30, 1996. For the same period of the previous fiscal year, the Company had interest expenses of approximately $111,000 and approximately $73,000 of other expenses, all of which were associated with the write-off of discounts on warrants offered to investors in the Company's bridge loan financings.

Income Taxes. The Company had no income tax expense for the nine months ended December 31, 1995 and 1996. As of March 31, 1996 the Company had Federal net operating loss carryforwards of approximately $3,260,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations.

Net Loss. The net loss for the nine months ended December 31, 1996 was approximately $1,735,000 compared to a loss of approximately $462,000 for the same period of the prior year. The net loss for the 1996 period is attributable to the decreased margin and the increase in operating expenses in general and administrative, sales and marketing, and development expense as the Company continued to implement its strategic growth plan. In addition, the interest expense of $504,000, mainly attributable to the repayment of bridge notes and the write-off of discounts associated with the notes, as well as interest on long term notes and lines of credit significantly impacted the loss.

The Company believes that, as it continues to execute its business plan, sales will continue to grow, particularly at its recently acquired subsidiaries, GRSI and BASIS. However, the Company believes that increases in operating expenses associated with the development and integration of the acquired companies could, in the near term, exceed increases in revenues, and thereby continue to have an adverse impact on operating results.

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents totaled $1,612,000 at December 31, 1996 compared to $3,427,000 at March 31, 1996. The decrease in cash was primarily due to the funds used by operations to implement the Company's growth and acquisition strategy. During the month of April 1996 the Company paid off all remaining bridge notes (totaling approximately $595,000), which carried an interest rate of 14%, with funds from the Company's line of credit with its bank which was borrowed at the bank's prime rate. In addition, during the period, the Company repaid loans to related parties of $40,000 and issued warrants for the purchase of 157,500 shares of common stock to its underwriter per the Underwriting Agreement. The Company also finalized the acquisition of BASIS, issuing $1,400,000 in common stock and paying $500,000 in cash during the second and third quarters of this fiscal year.

During the quarter ended December 31, 1996, the Company borrowed approximately $100,000 of current debt due on June 30, 1997 at a rate of 8%. In addition, the Company borrowed $820,000 in a private offering of 10% Subordinated Convertible Notes. The Notes are due on December 31, 1999. The Notes and all accrued interest payable are convertible at any time on or after September 30, 1997 into Common Stock of the Company. See Item 2 of this Part II, below.

Year to date, the Company has purchased approximately $785,000 in capital equipment and purchased software, which included approximately $551,000 in capital assets obtained in the acquisition of BASIS.

Based on the Company's operating plan, management believes that the anticipated cash flow from operations, the Subordinated Convertible Note Offering described above, and the use of its lines of credit will be sufficient to meet the Company's anticipated short term cash needs. In the future, the Company will require additional financing to achieve its current as well as future plans for expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current and future plans for expansion could be materially adversely affected. The Company, as part of its expansion strategy, regularly reviews possible opportunities to acquire systems integration companies and businesses which would expand the Company's geographic market presence. The Company is not presently a party to any contract or other agreement relating to a potential acquisition.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This Form 10-QSB may contain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, and the results of financing efforts. Further information regarding these and other risks is described from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's 1996 Form 10-KSB.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this filing, neither the Company nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operations or financial position.

ITEM 2. CHANGE IN SECURITIES

During the quarter ended December 31, 1996, the Company offered and sold an aggregate of $820,000 in principal amount of its 10% Subordinated Convertible Notes due December 31, 1999. The offering was conducted in reliance upon exemptions from the registration requirements of the Securities Act of 1933 (the "Act") afforded by Section 4(2) of such Act. The eleven (11) purchasers of the Notes were "accredited investors" (as the term is defined in Rule 501(a) under the Act). The Notes are convertible into shares of common stock at any time beginning on September 30, 1997 through maturity, if not previously pre-paid or redeemed. The conversion price of the shares equals the closing price of the stock on the conversion date, less a discount which ranges from approximately 13% on September 30, 1997, to 37.5% on December 31, 1999.

In addition, during the quarter ended December 31, 1996, the Company borrowed approximately $100,000 of current debt due on June 30, 1997 at a rate of 8% and issued 10,000 shares of restricted common stock, in January 1997, to the lender. The shares were issued to one (1) "accredited investor" in reliance upon exemptions from the registration requirements of the Securities Act of 1933 (the "Act") afforded by Section 4(2) of such Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10QSB
Exhibit:

         Exhibit Number        Document                                             Page
         --------------        --------                                             ----
         11                    Schedule of Computation of Net Loss Per Share        14
         27                    Financial Data Schedule                              15

B.   Reports on Form 8K:

No reports on Form 8-K were filed during the quarter ended December 31, 1996.

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROLOGIC MANAGEMENT SYSTEMS, INC.


Dated: February 14, 1997           By: /s/ James M. Heim
                                       -----------------------------------------
                                           James M. Heim
                                           President and Chief Executive Officer





                                   By: /s/ William E. Wallin
                                       -----------------------------------------
                                           William E. Wallin
                                           Vice President, Treasurer and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)