Form 10QSB/A
period 1996-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1997-03-14
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)


[X] AMENDMENT TO THE QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended December 31, 1996.


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes  X
                                                                           ---
No    .
   ---
Number of shares of common stock outstanding on January 31, 1996 was 3,675,395.


Transitional Small Business Disclosure Format:
                                                 Yes        ; No    X  .
                                                     ------      ------

The Registrant hereby amends Part I, Item 2, in its entirety, of its Quarterly report for the period ended December 31, 1996 to read as follows:

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere herein. Except for the historical information contained herein, the matters discussed in this Report are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in computer hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonally in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors, and the significant risk associated with the acquisition of new products, product rights, technologies, businesses, the management of the Company's growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including its reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Sales. Net sales for the third quarter were approximately $5,963,000 versus net sales for the same period one year ago of $1,233,000, an increase of approximately $ 4,730,000. The increase was due to increases in hardware sales and sales of services, including maintenance, system integration services and third party software sales, however sales of proprietary software have not yet met expectations. With the increase in total revenues came a change in the sales mix as sales of hardware increased as a percent of total sales while sales of software decreased as a percentage of total sales. The increase in net sales was due to the continued impact of the Company's acquisition strategy, with hardware and integration service sales from Great River Systems, Inc. ("GRSI") (acquired in September 1995) and BASIS, Inc. ("BASIS") (acquired in August 1996) reflecting the most significant impact when third quarter 1996 revenues are compared to third quarter 1995 revenues.

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

NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Sales. Net sales for the nine months ended December 31, 1996 were approximately $10,197,000 versus net sales for the same period one year ago of approximately $1,529,000, an increase of approximately $ 8,668,000. The increase was due to increases in hardware sales and sales of services, including maintenance, system integration services and third party software sales, primarily as a result of the acquisition of BASIS and GRSI. The Company has not been able to complete its plan of integrating the sale of its software into the newly acquired subsidiaries as fast as it had initially planned and has therefore not generated the software sales that it had anticipated. With the increase in total revenues came a change in the sales mix as sales of hardware increased as a percent of total sales from 43% to 72% of total sales and sales of software and services decreased from 57% to 28% of total sales. The increase in total sales was due to the impact of the Company's acquisition strategy, with hardware and integration service sales from the Company's subsidiaries, GRSI and BASIS, driving the change.

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

Interest and Other Income. During the nine month period ended December 31, 1996, the Company incurred approximately $504,000 in interest expense and $34,000 of other income. The interest is related to the current long term debt and lines of credit as well as interest and the write-off of discounts, totaling $379,000, associated with the Company's bridge loans which were paid off during the quarter ended June 30, 1996. For the same period of the previous fiscal year, the Company had interest expenses of approximately $111,000 and approximately $73,000 of other expenses, all of which were associated with the write-off of discounts on warrants offered to investors in the Company's bridge loan financing.

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

Through the first nine months of this fiscal year the Company has not generated sufficient cash flows from operations to fund its current operations and, at the same time, the additional overhead required to continue the Company's growth strategy and has therefore had to supplement its cash sources with borrowings from its lines of credit, the Subordinated Convertible Note Offering, and other short term borrowings. The Company has not been able to implement its plan of integrating the sale of its software into the newly acquired subsidiaries and has therefore not generated the software sales that it had anticipated. Management believes that it must rely on outside sources of funds until revenues from both hardware and software generate margins which will offset cash outflows. In the event that such funds cannot be generated from outside sources the company would have to significantly cut back its acquisition and development expenditures.

In the future, the Company will require additional financing to achieve its current as well as future plans for expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet current and future plans for expansion could be materially adversely affected. The Company, as part of its expansion strategy, regularly reviews possible opportunities to acquire systems integration companies and businesses which would expand the Company's geographic market presence. The Company is not presently a party to any contract or other agreement relating to a potential acquisition.

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

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROLOGIC MANAGEMENT SYSTEMS, INC.


Dated: March 14, 1997              By: /s/ James M. Heim
                                       -------------------------------
                                           James M. Heim
                                           President and Chief Executive Officer





                                   By: /s/ William E. Wallin
                                       -------------------------------
                                           William E. Wallin
                                           Vice President, Treasurer and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)