Form 10KSB
period 1997-03-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1997-08-11
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

      For the fiscal year ended March 31, 1997.

Commission file number: 33-89384-LA

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                      Arizona                                                   86-0498857
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

            2030 East Speedway Boulevard, Tucson, Arizona      85719
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

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year:   $13,864,000.

As of March 31, 1997, the aggregate market value of voting stock held by non-affiliates of the issuer: $2,719,277 based on Common Stock of 2,417,135. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

Number of shares of common stock outstanding on March 31, 1997 was 3,675,395.

Transitional Small Business Disclosure Format:

                                Yes      ; No X .

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Prologic Management Systems, Inc. ("Prologic") is an Arizona corporation founded in April, 1984. Prologic, together with its subsidiaries (the "Company") is a commercial systems integration and software development firm. Prologic's subsidiaries, BASIS, Inc., based in Emeryville, California ("BASIS"), and Great River Systems, Inc. based in St. Paul, Minnesota ("GRSI"), offer national and regional systems integration expertise. The Company's system integration services include enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, Internet/intranet design and connectivity, and graphic design services for the World Wide Web. Prologic's Tucson office has development expertise in manufacturing, distribution, resource planning and resource tracking for manufacturing and commercial clients. Prologic provides a full range of hardware and commercial software solutions, with a focus on UNIX-based products, as well as Microsoft NT and legacy interoperability. The Company's principal executive offices are located at 2030 East Speedway Boulevard, Tucson, Arizona 85719 and its telephone number is (520) 320-1000. The Company's worldwide web site can be accessed at www.prologic.com.

Acquisition of Great River Systems, Inc.

      In September 1995, the Company completed the acquisition of GRSI, a regional systems integration firm based in St. Paul, Minnesota. The acquisition was financed with a combination of cash and stock. Founded in 1984, GRSI is a computer systems integrator specializing in enterprise networking, internet servers and services, systems administration, consulting and training. Internet and intranet products and services include server installation and configuration, website design and administration, database integration, internet publishing, training, and planning and consulting. A key consideration in the acquisition of GRSI was the synergy that exists between the systems integration capabilities of GRSI and the software and integration services of Prologic. Effective systems integration is a requirement for the successful implementation of software products and services. GRSI's worldwide web site can be accessed at www.grs.com.


Acquisition of BASIS, Inc.

      In August 1996, Prologic completed its acquisition of BASIS, a commercial systems integration company located in the San Francisco Bay Area with additional offices in Portland, Oregon. The acquisition was financed with a combination of cash and stock. BASIS specializes in providing open systems integration and a broad range of product support services to commercial, governmental, and research clients. BASIS support services range from basic installation, orientation, and troubleshooting to comprehensive long-term maintenance programs. Further, as a vendor-independent reseller of a broad range of computer hardware and software, with a focus on Unix-based products, BASIS is strategically aligned with Prologic. BASIS' worldwide web site can be accessed at www.BASISinc.com.


PRODUCTS AND SERVICES

      The Company provides systems integration expertise, software development, proprietary software products and related services. The Company's services include systems integration expertise, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, Internet/intranet design and connectivity, and graphic design services for the World Wide Web. The Company's software development expertise provides an internal resource for development needs in integration and custom projects. The Company's products include manufacturing, distribution, and resource planning and tracking software for manufacturing and commercial clients.

      The Company's revenues arise principally from the sale of systems integration-related products and services, the sale and re-engineering of third-party software, and the sale of its proprietary software. The Company believes that, over the long term, the sale of Prologic's proprietary software offers the greatest opportunity to increase the Company's overall margins, and the Company focuses its research and development expenditures principally on software development activities, utilizing Java and browser technologies. During the Company's fiscal year ended March 31, 1997 ("fiscal 1997"), approximately 68.6% of the Company's revenues were generated by hardware sales and related services, which have materially lower margins than sales of proprietary software. During the same fiscal year, approximately 14.2% and .6% of the Company's total revenues were generated by systems integration services (net of related hardware and third-party software sales) and by sales of Prologic proprietary software, respectively.

      The Company provides national and regional product support, as well as internet and intranet application and framework and design, workgroup solutions and relational database development. The Company provides full-service planning, design, management, custom programming, systems integration, technical and consulting services. This includes consulting, maintenance and support, training and the installation and sale of third party computer hardware on which to implement the Company's software products.

      The Company provides consulting services to its clients, particularly in the areas of hardware and software selection, logical and physical system design, programming implementation, education and training. As a systems integrator, the Company assumes overall project management responsibility. The Company generally bills for project work on a time and materials basis. The Company's ability to undertake and successfully implement major systems integration and other projects requires a wide range of technical skills, such as logical and physical design, implementation and training support and technical expertise in computer hardware and peripheral equipment, databases, programming, productivity tools, communications, and system design and maintenance. The Company's experience has been that a highly trained and skilled workforce possessing the necessary technical expertise is available in each of the markets in which the Company currently has offices.

      In an effort to increase its software sales, the Company has developed a series of application software products, which use an open architecture with the capability of accessing data from multiple industry-standard database architectures. The Company's principal software products are described below.

      Sales Tracking and Reporting System ("STARS"). STARS, the Company's Sales Tracking and Reporting System, is an intranet-based application that consists of an integrated set of modules for sales tracking, order processing and management analysis. STARS was designed to transform complex, incompatible application environments into a simple, user-friendly application. The STARS interface system is based on Netscape Navigator. STARS is built around industry-standard Internet and World Wide Web technologies, including HTML/HTTP protocols and relevant language tools, such as Java applets, CGI scripts and embedded SQL/C programs. The STARS application has drill-down menus, graphical displays and presentations.

      Document Retrieval and Distribution System ("DRD"). The Company's Document Retrieval and Distribution System is an intranet application providing centralized information warehouse capabilities is based on the Netscape Publishing System. DRD consolidates multiple types of data, from text documents to Microsoft PowerPoint presentations to video clips with sound, providing a single source of information to organizations. SunSoft, the software arm of Sun Microsystems, uses DRD to manage volumes of documents and publications relating to their products, programs and services. From within the SunSoft system, information from over 80 independent internal systems is accessible. The power and ease-of-use of the DRD system provides authorized users with data on product information, White Papers, promotions, channel program information and resources. DRD is equipped with keyword and attribute search capabilities, uniform content presentation, along with native distribution of information. It includes database management (using Oracle products), client server network applications and collaborative project management.

      Prologic Manufacturing. Prologic Manufacturing is a comprehensive 20-module software application suite that includes management tools which help manage the day-to-day operations of a manufacturing environment. The Manufacturing modules range from general accounting to the tracking and movement of products through the plant, to increased visibility of labor efficiencies. Prologic Manufacturing integrates all aspects of the manufacturing process. Prologic Manufacturing can be used in conjunction with Prologic Electronic Data Interchange software as well as Prologic Data Collection software.

      Prologic Electronic Data Interchange. The Prologic Electronic Data Interchange is a management tool that automatically creates and electronically sends outgoing invoices and incoming orders for inter-company communications.

      Prologic Distribution. The Prologic Distribution application software suite includes software tools to help management of product distribution, businesses forecast and plan for product fulfillment and distribution. Prologic Distribution was designed to help customers reduce inventory carrying costs and improve customer service. Inventory forecasts provide management with complete reporting tools including seasonality and multi-warehouse considerations for reducing warehousing and distribution costs. In addition, a full history by location is maintained on-line to enable management to track product demand by location and to further facilitate customer service. Prologic Distribution can be used in conjunction with Prologic Electronic Data Interchange software and Prologic Data Collection software.

      Prologic Data Collection. The Prologic Data Collection software provides a comprehensive and sophisticated data collection applications suite designed to meet extensive information management needs. Prologic Data Collection is a chart-server, open file system which offers full compatibility with other applications as well as operating systems and hardware platforms. The Data Collection applications include Bar Code Warehouse Management, Time and Attendance, Shop Flow and Material Reporting and Custom Applications.

      Resource Planning (SYMRP). In January of 1996, the Company completed the purchase of SYMRP Scheduler software from Symmetrix, Inc., a Massachusetts based consulting firm. The patented Resource Planning technology provides for the scheduling of resources, including materials, labor and production equipment for multiple plant locations on a simultaneous basis. The resource planning technology was designed for use in environments that require the ability to continuously monitor and modify production schedules, thus providing management with the ability to utilize finite resources at, or near, optimum capacity at all times, at multiple manufacturing facilities around the world. This technology was developed for a division of a Fortune 100 chemicals company and was awarded US Patent No. 5,233,533 granted August 3, 1993. An important factor in the Company's acquisition of the Resource Planning and Scheduling System is the system's design for integration with customer's existing manufacturing application software. This allows the product to co-exist with systems that are already in use, without displacing all of the training, procedures, time and effort that typically go into implementing a manufacturing system. The Company believes this is complimentary to its strategy of providing its customers immediate benefits without replacing the existing system. To date, the Company has not released the product. However, the Company expects to begin actively marketing and selling the product during fiscal 1998.


MARKETING & DISTRIBUTION

      The Company's overall marketing and distribution effort is directed by its corporate office in Tucson ("Prologic Corporate"). However, each subsidiary provides local sales and marketing management with additional support, when required, from the Tucson office. The Company's primary goal is to lead with its commercial systems integration expertise, leveraging its reputation and client base, and in the long term promote the sale of Prologic's proprietary software products to increase the Company's overall margins and competitive advantage. To achieve this goal, the Company will address its existing customer base, develop new corporate accounts in targeted geographical areas and expand and develop strategic relationships with various companies that sell products within this market.

      The Company intends to develop new corporate accounts in targeted geographical markets by expanding its multi-channel sales organization, which currently consists of direct corporate sales, resellers, agents and other systems integration firms. The Company has joint marketing relationships with leading hardware vendors and will continue to offer its systems integration expertise. The Company currently has marketing agreements with Adobe, Banyan, Cisco, Informix, IBM, Netscape Communications Corporation, Oracle, Progressive Networks, Sun Microsystems, SunSoft, Sybase and Symbol Technologies to resell their products.

      The Company will also target expanding and developing strategic relationships with various companies that sell products within this market. For example, the Company intends to expand its current relationship with Sun Microsystems, the largest provider of internet servers, Oracle and Netscape Communications Corporation. As part of its marketing program, the Company also exhibits its products at various U.S. trade shows. Existing strategic partners of the Company include Adobe, Banyan, Cisco, Informix, IBM, Netscape Communications Corporation, Oracle, Progressive Networks, Sun Microsystems, SunSoft, Sybase and Symbol Technologies. Over the past thirteen years, Prologic has established relationships with resellers through which to distribute its software and services. Prologic will continue to maintain, seek out and work with third party integrators who wish to OEM or private label our products both in the United States and in foreign markets.

      The Company has established a sales office in Portland, Maine, as well as regional sales and integration centers in St. Paul, Minnesota (GRSI), Emeryville, California (BASIS), and Portland, Oregon (BASIS), to offer proximity to its customer and vendor base. The Company believes that there are sufficient numbers of qualified potential employees in the Tucson area, as well as in the Company's targeted expansion areas, to support the geographic expansion of the Company which supports the Company's long-range business plan.

      Prologic has identified and qualified a number of potential acquisition candidates in key geographical locations. These candidates include companies that have considerable resources in terms of technical personnel and/or software products that would be complementary to our business plan. Once acquired, Prologic Corporate will act as the administrative arm for new subsidiary companies, providing management, accounting, finance and marketing support. Once fully integrated, senior management, accounting functions, finance and marketing activity for the acquisitions will be consolidated and centralized.

      As acquisitions are integrated into the overall operations, the focus will turn to securing higher gross margins. This will be accomplished primarily through the sale of systems integration services, and in the long term, the sale of Prologic's proprietary software products and related services. The higher margins will enable the Company to internally fund the growth of the operations to take advantage of the significant opportunities that exist in the market.

      The Company believes that its acquisition strategy is the most cost-effective avenue of growth for the Company. However, the recent market price of the Company's stock and the need to raise additional capital has caused the Company to temporarily suspend its acquisition activity until these conditions and operating results have improved.


COMPETITION

      The systems integration and computer software industries are both highly competitive and include participants from a variety of market segments. The competition in systems integration services includes mid-level and regional systems integrators, "Big Six" accounting firms, the service groups of computer equipment companies, contract programming companies, facilities management companies and general management consulting firms. Among the more recognizable participants in the market are Andersen Consulting, an affiliate of Arthur Andersen LLP; Cambridge Technology Partners; Computer Sciences Corporation; Coopers & Lybrand LLP; Electronic Data Systems Corporation; IBM-Innovative Information Systems; and Technology Solutions Corporation. The Company believes it competes favorably with these systems integrators in the areas and level of responsiveness, regional and national vendor contacts and dedication to achieving certification standards to provide its clients with a higher quality of customer service.

      The Company's software products are intended for sale to clients with annual revenues in excess of $10,000,000. The Company competes generally on the basis of product features and functions, product architecture, the ability to run on a variety of industry standard platforms, technical support and other related services. Ease of product integration with third party applications software and price/performance are also factors. Products in this market are principally sold through value-added resellers and systems integrators. In the mid-sized commercial market for manufacturing systems, the Company's principal competitors are Effective Management Systems, Fourth Shift Corporation and Symix. With the emerging browser technology, the impact of which changed industry standards and expectations, several competitors have announced that they are in the process of developing versions of their existing products which will operate in a browser-based environment, but the Company believes that most of their production is currently host or windows-based. The Company is currently working towards incorporating browsers into its proprietary software and plans to complete this development prior to introducing sales of its proprietary software into its subsidiaries' sales mix. Further, the Company believes that none of these competitors have patented resource planning technology designed to interface to their products as well as third party systems.

      The Company believes that its ability to compete depends in part on a number of factors outside of its control, including the ability of its competitors to hire, retain and motivate a large number of project managers, and the development by others of software that is competitive with Prologic's applications and services, and the price at which others offer comparable applications software. Management of the Company believes that the Company's principal challenge, in the long-term, is to identify and hire effective sales and marketing managers to focus efforts on the marketing and sales of Prologic's proprietary software products, both through the Company's systems integration subsidiaries and through direct sales.

      Many participants in the software development and systems integration businesses have significantly greater financial, technical, and marketing resources than does the Company.


SOURCES OF RAW MATERIAL AND UNDERLYING TECHNOLOGY

      The principal materials and components used in the Company's commercial applications software products include computer media and user manuals. For each product, the Company prepares master software disks, user manuals and packaging. Substantially all of the Company's documentation production is performed by third-party vendors. Outside sources provide all packaging and related materials to the Company's specifications. The completed packages are assembled internally. As of June 1997, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects. Alternate independent sources for such components are readily available in sufficient supply. In addition, all of the Company's sales offices sell hardware, generally through third party reseller programs.

      The Company has numerous underlying license agreements with third party companies concerning the use of software and programming languages which the Company has incorporated into its products. For certain programming languages, there are a limited number of third party companies which supply such products. Thus, there may not be suitable alternate sources from which the Company can procure such programming languages, should one of the third-party companies licensing such programming language cease to conduct business.

      Furthermore, these license agreements typically require the payment of royalties. The nonpayment of royalties under these licenses could result in a loss of the licenses, which could interrupt the sales of the Company's products, particularly for those items for which there are only a limited number of suppliers. Loss of any such license through either cessation of business or non-payment of royalties would have a seriously adverse impact on the Company.


DEPENDENCE UPON LIMITED NUMBER OF CUSTOMERS

      The Company's five largest clients in fiscal year ended March 31, 1997 accounted for 32.2% of total sales at 8.12%, 7.60%, 7.03%, 4.83% and 4.63% of total revenues, respectively; and in fiscal 1996, the five largest clients accounted for 60.8% at 26.6%, 11.7%, 8.2%, 7.6% and 6.7% of total revenues, respectively.

      From time to time, the Company, in the ordinary course of business, enters into agreements to provide professional services to customers in connection with the development of certain product features and enhancements. Such agreements provide for payment of specified fees as services are provided, and milestone payments as development milestones are attained. Other than with respect to such agreements, none of the Company's customers are contractually obligated to license or purchase additional products or services from the Company. Based upon the significant capital expenditure usually associated with the initial purchase of the Company's products and services, it is unlikely that the revenue from any individual customer that has accounted for significant revenues in past periods will continue to represent a significant portion of future period revenues. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders. Furthermore, such customers are concentrated in the discrete manufacturing and wholesale distribution industries. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products and services. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration and factors affecting capital spending in the manufacturing and distribution industries.


PRODUCT DEVELOPMENT

      The market for application, management and development software, as well as computer software in general, is characterized by rapid technological developments and changes in customer requirements. As a result, the Company's success is dependent upon its ability to continue to enhance products and to develop and introduce in a timely manner new products that keep pace with technological advances and respond to rapidly changing customer requirements. The life cycle of a product is dependent in part on timely updates to keep pace with technological advances and the needs of its customers. The Company seeks to enhance its products, typically on an annual basis, but there can be no assurance that the Company will be successful in developing and marketing enhancements of the Company's existing products or new products on a timely basis, or at all. In addition, there can be no assurance that any enhancements or new products will adequately address the changing needs or gain the acceptance of the marketplace. The Company employed 12 full-time programmers in research and development at March 31, 1997. Research and development employees' time is normally expensed to research and development, but could be capitalized if the time is directly related to the development of products. Due to current restraints in working capital, the Company has significantly reduced corporate-funded development.


EMPLOYEES

      As of March 31, 1997, the Company had approximately 65 full-time and 2 part-time employees, including 30 in technical services, 19 in sales and marketing and 16 in finance and administration. The Tucson office employed 17 full-time and 2 part-time employees, GRSI had 11 full-time employees, and BASIS had 37 full-time employees. Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

      The Company expects to experience a period of growth in the number of its employees. These hiring goals are substantially more aggressive than those for previous periods. There can be no assurance that the Company will be able to obtain the services of additional or qualified personnel necessary to facilitate this growth. This growth may place a substantial strain on the Company's management, operational, financial and accounting resources. The Company's need to manage its changing business effectively will also require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its employees. The Company's inability to manage change effectively would have a materially adverse effect on the Company and its ability to execute on its business strategy.


ITEM 2. PROPERTIES

      Prologic's headquarters are located in Tucson, Arizona in a leased office consisting of approximately 10,000 square feet. The facility is owned by a partnership which is controlled by the family of Mr. James M. Heim, the Company's President, Chief Executive Officer and Chairman of the Board. The lease term which expires in June 2001, with rentals based on a rate not to exceed 95% of the market rate as determined by an independent market analysis of other office space located in the general area. The rent shall be increased annually in a percentage amount equal to one-half of the percentage increase in the Consumer Price Index for the previous year.

      GRSI leases 3,400 square feet of office space in St. Paul, Minnesota. The GRSI lease expires in November 1998.

      BASIS leases 10,700 square feet of office space in Emeryville, California. The lease expires under a five-year non-cancelable operating lease that expires in March 1998. BASIS' Portland, Oregon site leases 2672 square feet of office space under a lease that expires in December 1999.

      The Company may require additional space within the next twelve months; however, the Company believes that the additional space sufficient to meet its requirements will be available on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS

      As of the date of this filing, neither the Company nor its subsidiaries are a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operations or financial position.

On June 11,1997 the Company was served with a complaint by an alleged stockholder, Lampedusa LLC, against the Company, alleging damages of $50 million in connection with the Company's previously announced joint venture with Compagnie des Signaux (CDS). The Company believes that the claim is without merit. On July 17, 1997 a United States Magistrate Judge recommended that the lawsuit be dismissed without prejudice against the Company. The parties have ten days to object to the recommendation. No objections were raised by either party during the period and the Company believes the lawsuit will be dismissed.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS

      No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company completed its initial public offering on March 15, 1996 at a price of $5.00 per share of Common Stock and $0.125 per Warrant (each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00). The common stock and common stock warrants of the Company are traded on the Nasdaq Stock Market under the symbols PRLO and PRLOW, respectively, as well as on the Boston Stock Exchange under the symbols PRC and PRCW, respectively.

The table below represents the high and low for the Company's common stock and warrants, as reported on the Nasdaq Stock Market from the initial trading on March 31, 1996 through March 31, 1997.


                                    Common Stock            Warrants
                                    ------------            --------
Quarter Ended                       High  Low               High  Low
---------------------------------------------------------------------
March 31, 1996                      $6.00 $3.63             $1.63   $0.570

June 30, 1996                       $4.63 $3.25             $1.25   $0.625

September 30, 1996                  $4.25 $3.00             $0.9375 $0.625

December 31, 1996                   $4.13 $1.88             $0.9375 $0.500

March 31, 1997                      $3.25 $1.00             $0.75   $0.250


As of July 22, 1997 there were 407 shareholders of record of the Company's common stock. The Company has neither declared or paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

                                    PART III


ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS

      The following discussion should be read in conjunction with the audited Consolidated Financial Statements included elsewhere herein. Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.


Introduction

      The Company provides systems integration services, networking services and applications software for the commercial market. The systems integration services include consulting, maintenance, training and the installation of hardware on which to implement the Company's as well as third party software products The Prologic proprietary applications software is licensed for use to manufacturers and for use in the wholesale distribution industry. The Company's products are not directed to the retail consumer market. The financial information for the fiscal year ended March 31, 1996 includes six months of operating activity from GRSI, a wholly owned subsidiary which was acquired on September 30, 1995. The financial information for the fiscal year ended
March 31, 1997 includes eight months of operating activity from BASIS, a wholly owned subsidiary which was acquired during August 1996. For additional information on the combined operating results of the Company and its subsidiaries, see the Consolidated Financial Statements of the Company and Notes thereto. The discussion should be read in conjunction with and is qualified in its entirety by the Consolidated Financial Statements of the Company and Notes thereto.


The Acquisition of Great River Systems, Inc.

      In September 1995, the Company completed the acquisition of GRSI, a regional systems integration firm based in St. Paul, Minnesota. Founded in 1984, GRSI is a computer systems integrator specializing in enterprise networking, internet servers and services, systems administration, consulting and training. All of the outstanding common stock of GRSI was acquired for 100,000 shares of common stock of the Company, $100,000 in cash and issuance of a promissory note in the amount of $150,000. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition determined by management estimates. Goodwill in the amount of $259,746 was recorded in connection with the acquisition.

The Acquisition of BASIS, Inc.

      In August 1996, Prologic completed its acquisition of BASIS, a commercial systems integration company located in the San Francisco
Bay Area with additional offices in Portland, Oregon. The acquisition was financed with a combination of $500,000 in cash and 337,349 shares of the Company's common stock. BASIS specializes in providing open systems integration and a broad range of product support services to commercial, governmental, and research clients. BASIS support services range from basic installation, orientation, and troubleshooting to comprehensive long-term maintenance programs. Further, as a vendor-independent reseller of a broad range of computer hardware and software, with a focus on Unix-based products, BASIS is strategically aligned with Prologic.


RESULTS OF OPERATIONS
COMPARISON OF FISCAL 1997 TO FISCAL 1996

      Revenues. Revenues were approximately $13,864,000 and $2,624,000 in fiscal years 1997 and 1996, respectively. The increase was due to the implementation of the Company's strategy of acquiring systems integration businesses which included the addition of GRSI during fiscal 1996 and BASIS in fiscal 1997. In fiscal 1996 GRSI generated $1,816,000 for a six month period from the acquisition date and in fiscal 1997 provided $4,851,000 for the entire twelve month period. BASIS provided revenue of approximately $8,610,000 for the eight month period following the acquisition date in August 1996. Revenue attributable to sales of computer hardware for fiscal years 1997 and 1996 were approximately $9,513,000 and $1,350,000, respectively, or approximately 68.6% and 51.5%, respectively, of total revenues for the periods. Sales of approximately $2,269,000 in services in fiscal 1997 increased from $547,000 in fiscal 1996. Third party software license and upgrade revenue increased 187% to approximately $2,083,000 in fiscal 1997 from approximately $727,000 in fiscal 1996. Overall, the increase in sales was attributable to the acquisition of the subsidiaries GRSI and BASIS. The acquisitions have also significantly changed the Company's product mix from principally proprietary software and related support sales to that of third party hardware and software as traditionally sold by GRSI and BASIS. The Company's progress to integrate the sale of its manufacturing and distribution software into the GRSI and BASIS sales mix during fiscal 1997 has not been as successful as the Company had planned. No product or service other than computer hardware accounted for more than 10% of total revenues during fiscal year 1997 or 1996.

      Historically, the Company's revenues in any particular period have been concentrated among a relatively small number of customers, particularly due to the revenues associated with the Company's development of product features and enhancements during the initial stages of a customer contract as contrasted to the relatively lower revenues associated with services and products which may be furnished by the Company to the customer after completion of the initial customer contract. Accordingly, the Company's revenues may vary significantly from period to period for a variety of reasons, including but not limited to the timing of customer orders for products and services, deferrals and cancellations of orders, and capital spending patterns of customers and prospective customers in the manufacturing and wholesale distribution industries, in which the Company's customers have historically been concentrated.

      Cost of Sales. Cost of sales was approximately $11,418,000 and $1,744,000 in fiscal years 1997 and 1996, respectively, and as a percentage of total revenues was approximately 82.4% and 66.5% in the comparable periods. The increase in cost of sales as a percentage of total revenues was directly related to the change in product mix resulting from the acquisitions of GRSI and BASIS, whose sales were predominately hardware and third party software which carries a much higher ratio of cost to revenue than the sales mix in fiscal 1996. The Company's strategic plan is to increase higher margin systems integration services and to utilize the distribution channels provided by GRSI and BASIS, and other acquisitions, to increase sales of its software and related services which, when integrated into the subsidiaries product mix, is expected to generate a more favorable ratio of cost of sales to revenue.

      Gross Profits. Gross profit increased to approximately $2,447,000, or 17.6% of net sales, in fiscal year 1997 from approximately $879,000, or 33.5% of net sales, in fiscal 1996. The decrease in the rate is the result of the change in product mix from higher margin sales of Prologic's proprietary software to sales of third party software and hardware, due to the acquisition of both GRSI and BASIS. The fiscal 1997 gross profit on software sales, which was predominantly third party software, was 10.1%. In 1996 the gross profit on software sales, which included a larger percentage of proprietary software, was approximately 37.6%. The Company's gross margin on Prologic proprietary software will generally be higher than the gross margin on third-party software, principally because the capitalized cost of the development of the Prologic software is low and amortized over a 48 month period while all other direct costs such as media and packaging are low in relation to the market price of the software. Third party software normally carries a high cost in relation to the market price. The margin on services decreased to approximately 33.3% in fiscal 1997 from 69.5% in fiscal 1996, and sales of third party hardware generated a margin of 15.6% in fiscal 1997 and a margin of 16.7% in fiscal 1996.

      Selling and Marketing. Sales and marketing expenses were approximately $1,516,000, or 10.9% of net sales, in fiscal 1997 and $650,000, or 24.8% of net sales, in fiscal 1996 an increase of approximately $866,000. This included sales and marketing expenditures of $725,000 by BASIS, $351,000 by GRSI and $440,000 by Prologic, and included a planned increase in the number of sales and marketing personnel, the production of new marketing tools including product brochures, a national advertising campaign aimed at the manufacturing market, and the participation in several trade shows and seminars geared at the manufacturing, data collection and commercial internet markets. The Company plans to continue to expand its marketing effort during the next fiscal year.

      General and Administrative. General and administrative expenses were approximately $2,597,000 and $695,000 in fiscal years 1997 and 1996, respectively, or as a percentage of net sales, approximately 18.7% and 26.5%, respectively. The increase of approximately $1,902,000 in fiscal 1997 was attributable in part to the addition of BASIS, which accounted for $857,000 of the increase and GRSI which included expenses for the entire twelve month period in fiscal 1997 of $409,000. Administrative expenses included increases attributable to an increase in management personnel, additional reserves for bad debt, the amortization of goodwill on the acquisition of GRSI and BASIS, as well as, legal and accounting expenses incurred indirectly in connection with the acquisition strategy and the cost of consulting and promotion involving investor relations. The Company believes that during the next several years the administrative expenses of the Company will be reduced as a percentage of sales, as administrative functions are consolidated at the Tucson headquarters.

      Research and Development. Research and development expenses were approximately $327,000 and $170,000 in fiscal years 1997 and 1996, respectively, or as a percentage of net sales, approximately 2.4% and 6.5%, respectively. Research and development is primarily involved in upgrading current proprietary software modules and developing additional applications for the current software. The increase in expenditures reflected the cost of additional personnel in Research and Development.

      Write-off of Capitalized Software. The Company wrote off approximately $426,000 in software costs in fiscal 1997 and approximately $326,000 in fiscal 1996. The write-off during both years was associated with software which, although not being actively marketed, is continuing to be used internally on customer projects and generates service revenue and is being sold to the existing customer base. However, software sales are currently not projected to generate sufficient revenue to recover the carrying value of the software. As a result of the fiscal 1997 write-off; no capitalized software costs remain on the consolidated balance sheet. The write-off will eliminate, in future periods, the amortization of software development expenses, which are included in cost of sales and amounted to approximately $140,000 during fiscal 1997.

      Loss from Operations. The Company had an operating loss of approximately $2,601,000, or 18.8% of net sales, in fiscal 1997 and a loss of approximately $961,000, or 36.6% of net sales, in fiscal 1996. The

1997 loss was the result of the operating expenses incurred as the Company continued to implement its business plan, through acquisition and expansion in operating areas, as well as the write-off of the capitalized software costs. The reduction of the loss as a percent of net sales, from 36.6% to 18.8%, is the result of efficiencies gained as the Company implements its expansion strategy.

      The Company expects that operating results will fluctuate as a result of a number of factors, including: the availability of adequate capital; the timing of new product and service introductions by the Company, as well as by its competitors; changes in the Company's level of operating expenses, including the Company's expenditures for its Product Development Group and promotional programs; the size and timing of customer orders for its licensees' products or services, development, production or quality problems on the part of the Company or its licensees; the payment of support and maintenance fees; competition in the computer software market; and the general state of the global and national economies. The market demand for commercial software products and services can be significantly affected by uncertain economic cycles. Many of the factors that may affect the Company's operating results and demand for products and services based on its technologies cannot be predicted, may not exhibit a consistent trend, or are substantially beyond the Company's control. Fluctuations in operating results can also be expected to result in volatility in the price of the Company's Common Stock.

      Interest and Other Expenses. The Company incurred approximately $526,000 in interest and other expenses during fiscal 1997 and $802,000 in fiscal 1996. Fiscal 1996 included interest on the bridge financing and the write-off of the discounts associated with the common stock and warrants issued as part of the bridge financing agreements. During the fourth quarter of fiscal 1996 the Company incurred interest expense associated with the bridge financing which was approximately $458,000. This included discounts associated with bridge financing acquired during the fourth quarter of fiscal 1996. The unamortized portion of the discount related to other bridge financing, which was due in quarterly installments through April 1997, was approximately $330,000 at March 31, 1996. In April and May of fiscal 1997 the Company repaid the remainder of the bridge financing using its line of credit with its bank and wrote - off the $330,000 balance of the unamortized discount on the bridge notes. The interest rate payable to the bank was much more favorable to the Company than the rates of the bridge notes.

      Income Taxes. The Company had no income tax expense. As of March 31, 1997, the Company had Federal net operating loss carryforwards of approximately $6,400,000 (see Note 9, page F-15 of the Consolidated Financial Statements for a further discussion of the loss carryforwards). The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.S. Treasury regulations thereunder.

      Net Loss. The Company had a net loss of approximately $3,128,000 or $0.88 per share in fiscal 1997 and a net loss of approximately $1,763,000 or $0.76 per share in fiscal 1996. The net loss in fiscal 1997 was attributable to the decrease in margins resulting from the change in sales mix to lower margin third party hardware and software revenues, the increased operating expenses which included the continued expansion of sales and marketing staff and the increase in administrative expense which included the amortization of goodwill of approximately $181,000, the increase in staff at the corporate level and the additional expenses from the subsidiaries. Non-recurring operating expenses include the write off of approximately $426,000 in capitalized software costs.

      Liquidity and Capital Resources. At March 31, 1997, working capital was approximately $230,000 compared to working capital of approximately $2,297,000 at March 31, 1996. The cash balance at March 31, 1997 was approximately $1,815,000, of which $1,000,000 was restricted as security on its line of credit with its bank.

      Cash used by operations during the year totaled approximately $2,240,000 in 1997 and $784,000 in 1996. Cash used in investing activities in 1997 was approximately $1,731,500 and included the purchase of BASIS. Cash provided by financing activities in 1997 totaled $1,360,000 and included the issuance of new debt.

      Prior to March 31, 1996 the Company had raised approximately $2,124,000 in bridge debt and as of March 31, 1996 had repaid approximately $1,199,000. The remaining portion was paid off in April 1996, using cash borrowed from the Company's bank line of credit which reduced the effective interest rate on the debt from 14% to the bank's prime borrowing rate.

      As of March 31, 1996, the Company had raised the net amount of approximately $4,011,000 in its initial public offering. The proceeds were net of approximately $736,000 in underwriters fees and $633,000 in other cost of obtaining the financing such as printing, legal and accounting fees.

      The Company has a $1,000,000 line of credit with its bank which is subject to renewal in August 1997. Management has discussed the renewal with its bank and believes that the line of credit will be renewed under substantially the same terms. The interest rate under the line of credit is the bank's prime rate. The line of credit is secured by the Company's $1,000,000 money market account. As of March 1997 borrowings under this agreement were $994,562.

      The Company also maintains a $2,200,000 facility for the financing of accounts receivable and inventory with Deutsche Financial Services ("DFS") for its BASIS subsidiary. This financing facility is subject to a twelve month renewal in August 1997. Management has discussed the renewal with DFS and believes that the line of credit will be renewed under substantially the same terms. The interest rate is at the prime rate plus 1%. The credit facility is collateralized by a $300,000 irrevocable letter of credit from the Company's bank. As of March 31, 1997 borrowings under this agreement were $107,886.

      In August 1996, Prologic completed its acquisition of BASIS. All of the outstanding stock of BASIS was acquired for 337,349 shares of common stock of the Company plus $500,000 in cash. The acquisition was accounted for as a purchase and accordingly the purchase price and all expenses directly associated with the acquisition were allocated to the assets acquired and the liabilities assumed based on their fair market values at the date of the acquisition determined by management estimates. Goodwill in the amount of $1,459,661 was recorded in connection with the acquisition.

      During the year, the Company borrowed approximately $100,000 of current debt due on June 30, 1997 at a rate of 8%. During July 1997 the note holder agreed to extend the date of the payment to October 31, 1997. In addition, the Company borrowed $820,000 in a private offering of 10% Subordinated Convertible Notes. The Notes are due on December 31, 1999. The Notes and all accrued interest payable are convertible at any time on or after September 30, 1997 into Common Stock of the Company. The Notes are convertible to common stock at the option of each note holder at a discounted rate based on the average closing price quoted on the NASDAQ Stock Market for the ten consecutive days preceding the date of the note holders notice of conversion.

      During the year the Company also borrowed $240,000 in short term notes collateralized by its computer equipment and office furnishings. These notes are due on July 31, 1997. Interest on these notes is paid monthly at a rate of 2%. In July 1997 the note holders agreed to extend the payment of the notes until October 31, 1997.

      Year to date, the Company has purchased approximately $466,000 in capital equipment and purchased software.

      Through this fiscal year the Company has not generated sufficient cash flows from operations to fund its current operations and, at the same time, the additional overhead required to continue the Company's growth strategy and has therefore had to supplement its cash sources with borrowings from its lines of credit, the Subordinated Convertible Note Offering, and other short term borrowings. The Company has not been able to implement its plan of integrating the sale of its software into the newly acquired subsidiaries and has not generated the software sales it had anticipated and has therefore not generated the higher margin sales that it had expected. Management believes that it must rely on outside sources of funds until revenues from both hardware and software generate margins which will offset cash outflows.

      During the fourth quarter ended March 31, 1997 and continuing on into the first quarter of the current fiscal year the Company has taken steps to reduce its corporate overhead associated with acquisitions. The Company believes that these cutbacks will not significantly impact the overall strategy of the Company and will create efficiencies that will begin generating positive cash flows from operations during the Company's second quarter of its current fiscal year.

      During April 1997 the Company initiated an offering of $3,000,000 of 8% Cumulative Convertible Preferred Stock. These shares have rights to convert to common stock and warrants to purchase additional shares of common stock of the Company. The offering was made to non-U. S. persons as defined in Regulation S of the Securities Act of 1933. Shares were offered in minimum quantities of 16,667 shares ($100,000) and a maximum quantity of 500,000 shares ($3,000,000)
at a price of $6.00 per share. The offering period ends at the earlier of the sale of all of the shares offered or on December 31, 1997. Convertible shares may be converted by the buyer on the earlier of June 30, 1998 or on the first day that the common stock of the Company is traded publicly on the Second
Market of the Paris Stock Exchange after a secondary offering on such exchange has been effected. The conversion rate per share of preferred stock is $6.00 divided by the conversion price. The conversion price is the average trading price of the Company's common stock during the month of June 1998 with a minimum price of $2.00 per share. For each share of common stock received through conversion the holder will receive one warrant (which will expire three years after the date of the execution of the holders subscription) to purchase one share of common stock of the Company at an exercise price equivalent to the effective conversion price. The net proceeds from this offering will be used for general working capital and possible future acquisitions and product development. Through the end of July 1997 the Company had received subscriptions for $100,000 of the Preferred Stock.

      In the future, the Company will require additional equity and/or debt financing to achieve its current as well as future plans for expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet current and future plans for expansion could be materially adversely affected. The Company, as part of its expansion strategy, regularly reviews possible opportunities to acquire systems integration companies and businesses which would expand the Company's geographic market presence.

      Accounting Matters. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), which the Company will adopt for its fiscal year ended March 31, 1997, required "that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable." In the opinion of management, the adoption of SFAS No. 121 did not have any effect on the Company's financial position.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      This Form 10KSB may contain forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, and the results of financing efforts. Further information regarding these and other risks is described from time to time in the Company's filings with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. This statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. This statement is effective for periods ending after December 15, 1997. Basic and diluted loss per share, as calculated under SFAS No. 128, would have been $.88 and $.88 for the year ended March 31, 1997, respectively.

                                    PART IV.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-17 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.



                                     PART V.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning the names, ages, terms and positions with the Company's Board of Directors, and business experience of the directors is set forth below. Each director has served continuously with the Company since his election as indicated below.

                                                                                   Director
Name                            Age         Position                                 Since
----                            ---         --------                                 -----
James M. Heim (2) (3)           46          President, Chief Executive Officer       1984
                                            and Director

Richard E. Metz                 51          Executive Vice President and             1984
                                            Director

William E. Wallin               52          Vice President of Finance, and           1997
                                            Director

Herbert F. Day (1) (2) (3)      53          Director                                 1995

Craig W. Rauchle (1) (2) (3)    43          Director                                 1996

(1)    Member of Audit Committee

(2)    Member of Compensation Committee

(3)    Member of Nominating Committee


JAMES M. HEIM, President, Chief Executive Officer and Director. Mr. Heim is a co-founder of the Company and has served as President and as a Director of the Company since its inception in 1984. In addition, Mr. Heim served as the Chief Financial Officer of the Company from 1984 through 1994. Mr. Heim holds both a Juris Doctorate from the College of Law and a Bachelor of Science in Business Administration from the University of Arizona.

RICHARD E. METZ, Executive Vice President, Chief Administrative Officer and Director. Mr. Metz, the Company's Chief Administrative Officer, is a co-founder of the Company and has served as a director since its inception in 1984. Mr. Metz has over twenty-five years of business management and investment experience, including ten years as a computer hardware and software VAR prior to his affiliation with the Company. Since 1982, Mr.
Metz has owned and managed The Metz Group, a business management consulting and investment firm specializing in contract negotiations and dispute avoidance and resolution. Mr. Metz is a member of the American Arbitration Association and serves on its regional Advisory Council, and is an Associate of the American Bar Association, Dispute Resolution and Intellectual Property Sections.

WILLIAM E. WALLIN, Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. Mr. Wallin, who became Chief Financial Officer, Secretary and Treasurer of the Company in February of 1995, has over twenty-four years of experience in accounting and financial management, serving in positions ranging from auditor to Chief Financial Officer. From 1989 to 1991, and from 1991 to 1994, Mr. Wallin was the Corporate Controller and Chief Financial Officer, respectively, of AlphaGraphics, Incorporated, a large international franchising company. Mr. Wallin holds a Bachelors Degree in accounting from Southern Illinois University.

HERBERT F. DAY, Director. Mr. Day, who became a Director in 1995, has over twenty-five years of experience in the computer industry with IBM Corporation. He has held professional and management positions in sales, marketing, product management and product and business planning. Mr. Day received his Bachelors of Science degree in Electrical Engineering from the University of Maryland. He is currently employed as a Program Director by the IBM Corporation.

CRAIG W. RAUCHLE, Director. Mr. Rauchle, who became Director in 1996, serves as the Executive Vice President Corporate Development of Inter-Tel Incorporated of Chandler, Arizona, and also holds the position of President of Inter-Tel DataCom, Inc., a wholly-owned subsidiary. Founded in 1969, Inter-Tel designs, produces and markets business telephone systems. Prior to joining Inter-Tel, Mr. Rauchle was Director of Sales and Marketing for American Business Communications in Denver, Colorado. He holds a B.A. in Communications from the University of Denver and is a graduate of the Philip Crosby Quality College. Mr. Rauchle is an active member of the Young Presidents Organization and has previously served in various capacities of that organization. He has also served as a Board Member of the North American Telecommunications Association.


ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding compensation paid or awarded by the Company to Mr. Heim, the Company's Chief Executive Officer, during the Fiscal year ended March 31, 1997. No officer of the Company received compensation in excess of $100,000 during the fiscal year.

                           Summary Compensation Table

                                                     Long - Term
                        Annual Compensation         Compensation
                        -------------------         ------------
Name and                                             Stock             All
Other
Principal Position      Year    Salary     Bonus    Options/SARs(#)
------------------      ----    ------     -----    --------------
        Compensation
        ------------
James M. Heim           1997    $70,500    0                 0         0
President and Chief
Executive Officer


During the fiscal year ended March 31,1997, no stock options were granted or exercised by Mr. Heim.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


PRINCIPAL SHAREHOLDERS AND SHAREHOLDINGS OF MANAGEMENT

The following table sets forth information, as of July 15, 1997, concerning the Common Stock benefically owned by (I) each director and nominee of the Company
(ii) the Company's Chief Executive Officer, (iii) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, and
(iv) all of the Company's directors, nominees and executive officers as a group. Except as otherwise noted, the named individual beneficial owner has sole investment and voting power.


                                             Shares
                                             Beneficially    Percent
Name(1)                                      Owned           of Class
-------                                      -----           --------
James M. Heim & Marlene Heim (2)             1,089,060       29.6%

Richard Metz                                   169,200       4.6%

William E. Wallin                                    0       0%

Herbert F. Day                                       0       0%

Craig W. Rauchle                                     0       0%

Joseph A. Sisneros(3)                          216,320       5.9%

All directors, nominees and
executive officers as a group (5 persons)    1,258,260       34.2%

(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by the person named, subject to applicable community property law. The shareholdings include, pursuant to rules of the Securities and Exchange Commission, shares of Common Stock which a person has a right to acquire as of July 15, 1996 or written 60 days thereafter. Except as otherwise noted, the addresses for the persons named in the table is 2030 East Speedway Boulevard, Tucson, Arizona 85719.

(2) Includes 697,320 shares owned by HFG Ltd. Properties, an Arizona limited partnership of which Mr. Heim is the sole general partner. James M. Heim and Marlene Heim directly own an aggregate of 391,740 shares of Common Stock.

(3)   Mr. Sisneros is a former Officer and Director of the Company.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 1996, the Company executed an agreement with HFG Properties, LTD, a Limited Partnership partly owned by the Company's President Mr. Heim. The terms of the lease are from July 1996 through June 2001, with monthly rent based on an independent appraised market rate reduced by 5%. The rent is to be increased annually in a percentage amount equal to one-half of the percentage increase in the Consumer Price Index for the previous year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      A.     Documents filed as part of this report:

            1. Financial Statements.  The following financial statements filed as part of this report are listed on pages F-1 to F-18 and incorporated herein by reference:


               Financial Statement                                           Page
               -------------------                                           ----
               Independent Auditors' Report                                  F-2, 18
               Consolidated Balance Sheet                                    F-3, 19
               Consolidated Statements of Operations                         F-4, 20
               Consolidated Statements of Changes in Shareholders' Equity    F-5, 21
               Consolidated Statements of Cash Flows                         F-6, 22
               Notes to Consolidated Financial Statements                    F-8, 24

            2.    Exhibit:

               Exhibit Number       Document                                                             Page
               --------------       --------                                                             ----
               3.1                  Articles of Incorporation by the Company*
               3.2                  Bylaws of the Company*
               3.3                  Articles of Incorporation of Great River Systems, Inc.*
               3.4                  Bylaws of GRSI*
               4.1                  Form of Warrant Agency Agreement by and between
                                    Prologic Management Systems, Inc. and American Stock
                                    Transfer & Trust Company, with form of redeemable
                                    warrant*
               4.2                  Specimen of Common Stock Certificate*
               4.3                  Specimen Redeemable Common Stock Purchase Warrant
                                    Certificate*
               4.4                  [Form of] Representative's Warrant*
               10.15                1994 Stock Option Plan, Form of Incentive Option
                                    Agreement, Form of Non-Qualified Stock Option
                                    Agreement*
               10.17                Employment Agreement of James M. Heim*
               10.19                Form of Lock-Up Agreement of Shareholders*
               10.20                Form of Stock Purchase Agreement, Promissory Note and
                                    Escrow Agreement for July 31, 1994 issuance of Common
                                    Stock*
               10.21                Employment Agreement with Patricia Shanks
               10.22                Employment Agreement with Donald Legnitto

               10.23                Employment Agreement with Sharon O'Reilly*
               10.24                Employment Agreement with Michael Lowther*
               10.25                Stock Option Agreement with Sharon O'Reilly*
               10.26                Stock Option Agreement with Michael Lowther*
               10.27                Line of Credit Agreement with Norwest Bank***
               10.28                Office Lease with HFG Properties***
               10.30                SYMRP Purchase Agreement*
               10.31                Agreement and Plan of Reorganization dated as of
                                    June 1, 1996 among Prologic Management Systems,

                                    Inc., BASIS, Inc., BASIS Acquisition Corp. and certain
                                    Principal Shareholders of BASIS, Inc.**
               11.1                 Earnings Per Share Calculation
               23.1                 Independent Auditors' Consent
               27                   Financial Data Schedule

               * Incorporated by reference to the corresponding exhibit number in the Company's Registration Statement on Form SB-2 (Commission file no. 33-89384-LA).

               ** Incorporated by reference to the corresponding exhibit number in the Company's Form 8-K filed on August 23, 1996.

               *** Incorporated by reference to the corresponding exhibit number in the Company's Form 10-KSB filed on July 1, 1996.

      B.  Report on Form 8-K.

      No report on Form 8-K. was filed by the Company during the quarter ended March 31, 1997.

                                  POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James M. Heim and William E. Wallin, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.



      In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROLOGIC MANAGEMENT SYSTEMS, INC.



      DATED: August 11, 1997        By:     /s/  James M. Heim
                                           --------------------
                                           James M. Heim
                                           President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                    Capacity                                      Date
       ---------                    --------                                      ----
                                    James M. Heim,
                                    President and Chief Executive Officer
        /s/  James M. Heim          (Principal Executive Officer), and Director   August 11, 1997
       -------------------------


                                    Richard E. Metz,
                                    Executive Vice President, Chief
                                    Administrative Officer, Secretary and
        /s/  Richard E. Metz        Director                                      August 11, 1997
       -------------------------

                                    William E. Wallin,
                                    Vice President, Chief Financial Officer,
                                    Treasurer (Principal Financial and
        /s/  William E. Wallin      Accounting Officer), and Director              August 11, 1997
       -------------------------


                                    Craig Rauchle,
        /s/  Craig Rauchle          Director                                      August 11, 1997
       -------------------------

                                    Herbert F. Day,
        /s/  Herbert F. Day         Director                                      August 11, 1997
       -------------------------

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Prologic Management Systems, Inc.:


We have audited the accompanying consolidated balance sheet of Prologic Management Systems, Inc. and subsidiaries (the Company) as of March 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologic Management Systems, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has continued uses of cash from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Phoenix, Arizona
June 27, 1997, except for the first
    paragraph of note 15 which is
    as of July 17, 1997

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

                           Consolidated Balance Sheet

                                 March 31, 1997


                                     ASSETS
Current assets:
    Cash and cash equivalents                                                                    $   815,120
    Restricted cash                                                                                1,000,000
    Trade accounts receivable, less allowance for doubtful accounts and sales returns
      of $228,594 at March 31, 1997                                                                2,696,444
    Notes receivable                                                                                  58,333
    Inventory                                                                                        293,478
    Prepaid expenses                                                                                  91,030
                                                                                                 -----------
           Total current assets                                                                    4,954,405
                                                                                                 -----------
Property and equipment, net                                                                          545,113
Goodwill, net                                                                                      1,514,162
Other assets                                                                                         112,444
                                                                                                 -----------
           Total assets                                                                          $ 7,126,124
                                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Lines of credit                                                                              $ 1,102,448
    Current installments of long-term debt                                                            63,074
    Notes payable                                                                                    394,570
    Accounts payable                                                                               2,697,341
    Accrued expenses                                                                                 352,659
    Deferred maintenance revenue                                                                     114,633
                                                                                                 -----------
           Total current liabilities                                                               4,724,725
                                                                                                 -----------
Long-term debt, excluding current installments                                                       980,309

Commitments, contingency, and subsequent events (notes 2, 4, 6, 10, 14 and 15)

Stockholders' equity:
    Preferred stock, no par value.  Authorized 1,000,000 shares; no shares issued or
      outstanding                                                                                         --
    Common stock, no par value.  Authorized 10,000,000 shares; 3,675,395 shares
      issued and outstanding at March 31, 1997                                                     8,038,955
    Accumulated deficit                                                                           (6,617,865)
                                                                                                 -----------
           Total stockholders' equity                                                              1,421,090
                                                                                                 -----------
           Total liabilities and stockholders' equity                                            $ 7,126,124
                                                                                                 ===========

See accompanying notes to consolidated financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

                      Consolidated Statements of Operations

                       Years ended March 31, 1997 and 1996

                                                   1997                 1996
                                               ------------        ------------
Net sales:
    Hardware                                   $  9,512,835           1,350,172
    Licenses                                      2,082,894             726,501
    Services and other                            2,268,645             547,187
                                               ------------        ------------
                                                 13,864,374           2,623,860
                                               ------------        ------------
Cost of sales:
    Hardware                                      8,032,195           1,124,479
    Licenses                                      1,871,689             453,226
    Services and other                            1,513,911             166,686
                                               ------------        ------------
                                                 11,417,795           1,744,391
                                               ------------        ------------
           Gross profit                           2,446,579             879,469
                                               ------------        ------------
Operating expenses:
    Selling and marketing                         1,515,998             650,207
    General and administrative                    2,597,103             694,822
    Research and development                        327,381             169,677
    Write-off of software costs                     425,807             325,818
    Goodwill amortization                           181,304                  --
                                               ------------        ------------
           Total operating expenses               5,047,593           1,840,524
                                               ------------        ------------
           Operating loss                        (2,601,014)           (961,055)

Other expense:
    Interest expense                               (562,763)           (803,230)
    Other                                            35,798                 990
                                               ------------        ------------
           Total other expense                     (526,965)           (802,240)
                                               ------------        ------------
           Net loss                            $ (3,127,979)         (1,763,295)
                                               ============        ============
Net loss per common share                      $      (0.88)              (0.76)
                                               ============        ============
Shares used in per share calculations             3,541,385           2,330,209
                                               ============        ============

See accompanying notes to consolidated financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

           Consolidated Statements of Changes in Stockholders' Equity

                       Years ended March 31, 1997 and 1996

                                                COMMON STOCK                                   TOTAL
                                        ---------------------------       ACCUMULATED      STOCKHOLDERS'
                                          SHARES           AMOUNT          DEFICIT            EQUITY
                                        ----------       ----------       ----------        ----------
Balances at March 31, 1995               2,031,280       $1,759,898       (1,726,591)           33,307

Issuance of common stock in
    connection with acquisition            100,000           40,000               --            40,000

Issuance of common stock in
    connection with issuance of
    bridge notes                           146,790          587,160               --           587,160

Issuance of stock warrants in
    connection with issuance of
    bridge notes                                --          196,250               --           196,250

Issuance of common stock in
    connection with an initial
    public offering                      1,050,000        4,011,855               --         4,011,855

Net loss                                        --               --       (1,763,295)       (1,763,295)
                                        ----------       ----------       ----------        ----------
Balances at March 31, 1996               3,328,070        6,595,163       (3,489,886)        3,105,277

Issuance of common stock in
    connection with an acquisition         337,325        1,400,000               --         1,400,000

Issuance of common stock in
    connection with issuance of a
    note                                    10,000           26,560               --            26,560

Issuance of stock warrants in
    connection with an initial
    public offering                             --           17,232               --            17,232

Net loss                                        --               --       (3,127,979)       (3,127,979)
                                        ----------       ----------       ----------        ----------

Balances at March 31, 1997               3,675,395       $8,038,955       (6,617,865)        1,421,090
                                        ==========       ==========       ==========        ==========

See accompanying notes to consolidated financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 1997 and 1996

                                                                              1997               1996
                                                                          -----------        -----------
Cash flows from operating activities:
    Net loss                                                              $(3,127,979)        (1,763,295)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                           514,344            198,788
      Change in accounts receivable allowances                                 75,852             56,687
      Non-cash interest expense                                                26,560            458,210
      Write-off of software costs                                             425,807            325,818
      Increase (decrease) in cash resulting from changes in:
        Trade accounts receivable                                          (2,291,382)          (278,966)
        Accounts payable and accrued expenses                               2,477,045            402,401
        Other assets and liabilities                                         (340,459)          (183,770)
                                                                          -----------        -----------
           Total adjustments                                                  887,767            979,168
                                                                          -----------        -----------
           Net cash used in operating activities                           (2,240,212)          (784,127)
                                                                          -----------        -----------
Cash flows from investing activities:
    Increase in restricted cash                                            (1,000,000)                --
    Purchase of Great Rivers, Inc., net of cash acquired                           --           (247,956)
    Purchase of BASIS, Inc., net of cash acquired                            (207,566)                --
    Purchase of software                                                           --            (75,000)
    Purchase of equipment                                                    (465,600)           (83,546)
    Capitalized software development costs                                         --           (120,842)
    Increase in notes receivable                                              (58,333)                --
                                                                          -----------        -----------
           Net cash used in investing activities                           (1,731,499)          (527,344)
                                                                          -----------        -----------
Cash flows from financing activities:
    Issuance of notes payable and debt                                      2,509,764          1,967,367
    Repayment of debt                                                      (1,167,146)        (1,254,233)
    Net decrease in related party debt                                             --            (53,281)
    Issuance of common stock                                                       --          4,011,855
    Issuance of warrants                                                       17,232                 --
                                                                          -----------        -----------
           Net cash provided by financing activities                        1,359,850          4,671,708
                                                                          -----------        -----------
Net increase (decrease) in cash and cash equivalents                       (2,611,861)         3,360,237
Cash and cash equivalents, beginning of year                                3,426,981             66,744
                                                                          -----------        -----------
Cash and cash equivalents, end of year                                    $   815,120          3,426,981
                                                                          ===========        ===========

                                                                     (Continued)

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

                       Years ended March 31, 1997 and 1996

                                                                                   1997                1996
                                                                             -----------------       -------
SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                                   $         238,254       179,804
                                                                             =================       =======
    Noncash financing and investing activities:
      Software purchased in exchange for debt                                $              --       187,386
                                                                             =================       =======
      Issuance of warrants in connection with issuance of bridge notes
                                                                             $              --       196,250
                                                                             =================       =======
      Issuance of common stock in connection with an acquisition             $       1,400,000            --
                                                                             =================       =======

See accompanying notes to consolidated financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996

(1)      ORGANIZATION

         Prologic Management Systems, Inc. (the Company) provides systems integration services, networking services and applications software for the commercial market. The Company's system integration services include enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, Internet/intranet design and connectivity, and graphic design services for the World Wide Web. Prologic provides a full range of hardware and commercial software solutions, with a focus on UNIX-based products, as well as NT and legacy interoperability. The Prologic proprietary applications software is licensed for use to manufacturers and for use in the wholesale distribution industry. The Company's products are not directed to the retail consumer market. The Company's customers are primarily located in the continental United States.


(2)      LIQUIDITY

         The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported consolidated net losses of $3,127,979 and $1,763,295 in the fiscal years ended March 31, 1997 and 1996, respectively. Cash used in operating activities totaled $2,240,212 in 1997 and $784,127 in 1996. The Company's net working capital and cash and cash equivalent balances have decreased by $2,067,374 and $2,611,861, respectively, during the current year. Management intends to convert certain long-term debt to equity, increase sales of software, reduce certain operating expenses and obtain additional debt and equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

         All short-term investments with a maturity of three months or less at the date of acquisition are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand and amounts on deposit with financial institutions.

         RESTRICTED CASH

         Restricted cash consists of a certificate of deposit that secures the Company's revolving line of credit. This certificate of deposit earns interest at a rate of 5.5%.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

         INVENTORY

         Inventory consists principally of purchased computer hardware and parts and are stated at the lower of cost (first-in, first-out) or market.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets which is generally five years.

         SOFTWARE COSTS

         The Company expenses software development costs as research and development until the underlying product has achieved technological feasibility, after which these costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Capitalized software costs are amortized over a four-year period using the greater of (1) the straight-line method or (2) the units-of-anticipated-revenue method. The Company will charge identified capitalized software costs to operations when the carrying value is deemed not to be recoverable over its remaining useful life.

         The Company amortizes purchased software costs straight-line over four years.

         During 1997 and 1996, the Company determined that certain prior capitalized software costs had limited future value; and, therefore, charged operations for these costs $425,807 and $325,818 in 1997 and 1996, respectively.

         GOODWILL

         Goodwill arose from the acquisition of GRSI and BASIS and represents the excess of the purchase price over the estimated fair value of the net assets of GRSI and BASIS. Goodwill is being amortized on a straight-line basis over the period of expected benefit of 7 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization totaled $181,227 at March 31, 1997.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

         INCOME TAXES

         The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.

         REVENUE RECOGNITION

         The Company recognizes revenue from hardware sales at the time of shipment and from software sales at the time of delivery, net of an allowance for future returns and uncollectible accounts. Royalties related to agreements with original equipment manufacturers (OEM) are recorded when the OEM's ship their product incorporating the Company's software to their end customers. Revenue associated with agreements to provide product maintenance and support are recognized ratably over the contractual term. Revenues from consulting arrangements are recorded when the services are provided. The Company's revenue recognition policies are in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 91-1, Software Revenue Recognition.

         CONCENTRATIONS OF CREDIT RISK

         The Company places its cash and cash equivalents in checking and money market accounts at three financial institutions. At March 31, 1997, the Company had approximately $1,200,000 in deposits at a bank in excess of the FDIC insurance limit of $100,000.

         The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses.

         COMPUTATIONS OF NET LOSS PER SHARE

         The net loss per share is based upon the weighted average number of common shares outstanding. The 1996 loss per share includes Staff Accounting Bulletin No. 83 issuances and grants.

         STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees ("APB 25") in accounting for the incentive stock option and nonqualified stock option plan. Under APB 25, since the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

         The carrying amount of cash and cash equivalents approximates fair value because their maturity is three months or less at the date acquired. The carrying amount of accounts receivables, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. The terms of notes payable and other long-term obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         LONG-LIVED ASSETS

         In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. The Company adopted this statement effective April 1, 1996. In connection with its ongoing evaluation of capital software costs, the Company wrote off $425,807 of capitalized software costs in fiscal 1997.

         EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. This statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. This statement is effective for periods ending after December 15, 1997. Basic and diluted loss per share, as calculated under SFAS No. 128, would have been $.88 and $.88 for the year ended March 31, 1997, respectively.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

(4)      ACQUISITIONS

         In September 1995, the Company completed the acquisition of Great River Systems, Inc. (GRSI), a regional systems integration firm based in St. Paul, Minnesota. All of the outstanding common stock of GRSI was acquired for 100,000 shares of common stock of the Company, valued at $40,000, $100,000 in cash and issuance of a promissory note in the amount of $150,000. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition determined by management estimates. Goodwill in the amount of $259,746 was recorded in connection with the acquisition. The accompanying consolidated statement of operations for the year ended March 31, 1996 include the operations of GRSI from October 1, 1995.

         In August 1996, Prologic completed its acquisition of BASIS, Inc. ("BASIS"), a commercial systems integration company located in the San Francisco Bay Area with additional offices in Portland, Oregon. All of the outstanding stock of BASIS was acquired for 337,325 shares of common stock of the Company plus $500,000 in cash. The acquisition was accounted for as a purchase and accordingly the purchase price and all expenses directly associated with the acquisition totalling $2,231,533 were allocated to the assets acquired and the liabilities assumed based on their fair market values (current assets, $2,417,506; property, plant and equipment, $170,482; and liabilities, $1,816,116) at the date of the acquisition determined by management estimates. The remainder of the excess purchase price representing goodwill in the amount of $1,459,661 was recorded in connection with the acquisition. The accompanying consolidated statement of operations for the year ended March 31, 1997 include the operations of BASIS from August 1, 1996.

         The following financial information presents the unaudited pro forma combined results of the Company as if the GRSI and BASIS acquisitions had occurred at April 1, 1995.

                                                   YEARS ENDED MARCH 31,
                                          -------------------------------------
                                              1997                      1996
                                          ------------               ----------
                                                         (UNAUDITED)
Net sales                                 $ 16,434,020               18,342,971

Net loss                                    (3,197,769)              (1,454,658)

Loss per share                                   (0.90)                   (0.62)

         The above pro forma results give effect to (1) estimated adjustments to net sales, cost of sales, selling and general and administrative expenses, including amortization of intangibles resulting from the acquisition, and (2) estimated income tax effects thereon. The pro forma information presented is for informational purposes only and is not necessarily indicative of future earnings (loss) or of what the earnings (loss) actually would have been had the combinations been consummated at the beginning of the respective periods.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

         In January of 1996, the Company completed the purchase of SYMRP scheduler software from Symmetrix, Inc., a Massachusetts based consulting firm. The purchase included the software, the underlying patent, copyright and trade secrets regarding the scheduling technology. The consideration included $50,000 in cash, a short-term promissory note for $150,000, bearing interest at 10% with equal quarterly payments through January 1, 1997, and a long-term 8% promissory note in the amount of $187,386 (note 8). In order to secure the promissory note and minimum royalty payment thereon, the Company has provided a security interest to Symmetrix in the technology as well as reversion rights in the technology. In addition, the Company is to pay a 10% royalty for sales in excess of $2,500,000 through June 30, 2000. The purchased software was included in the write-off of software costs in 1997 (note 3).


(5)      PROPERTY AND EQUIPMENT

         A summary of property and equipment as of March 31, 1997 follows:

Furniture                                                             $  215,344
Equipment and software                                                   999,774
                                                                      ----------
                                                                       1,215,118
Less accumulated depreciation                                            670,005
                                                                      ----------
Net property and equipment                                            $  545,113
                                                                      ==========

(6)      LINES OF CREDIT

         The Company has a $1,000,000 revolving line of credit with a bank subject to renewal in August 1997. The interest rate on borrowings under the agreement is the "prime" rate of interest as established by the bank. Interest is due monthly. The line of credit is secured by the Company's $1,000,000 money market account. As of March 31, 1997, the Company had borrowings under this line of credit in the amount of $994,562.

         The Company also maintains a $2,200,000 letter of credit facility for the financing of accounts receivable and inventory with a financial institution for its BASIS subsidiary. This financing facility is subject to a twelve-month renewal in August 1997. The interest rate is at the prime rate plus 1%. Interest is due monthly. The credit facility is collateralized by a $300,000 irrevocable letter of credit from the Company's bank. As of March 31, 1997, borrowings under this agreement were $107,886.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

(7)      LONG-TERM DEBT

         A summary of long-term debt as of March 31, 1997 follows:

10% unsecured convertible promissory notes; principal due in December 1999;
  these notes are subject to optional redemption, in whole or in part and are also convertible into shares of the Company's common stock upon certain terms
  and conditions                                                                      $  820,000

8% imputed interest licensing agreement with a face value of
  $250,000; principal payments due in annual installments of $25,000 through June 2000 at which time the remaining principal and interest are due; secured by purchased software
                                                                                         176,996

Other                                                                                     46,387
                                                                                      ----------
       Total long-term debt                                                            1,043,383

Less current installments of long-term debt                                               63,074
                                                                                      ----------
       Long-term debt, excluding current installments                                 $  980,309
                                                                                      ==========

         A summary of long-term debt maturities after March 31, 1997 follows:
         1998 -- $63,074; 1999 -- $33,313; 2000 -- $845,000; and 2001 --
         $101,996.

(8)      NOTES PAYABLE

         A summary of notes payable as of March 31, 1997 follows:

Equipment notes payable                                                 $240,000
Notes payable to Symmetrix                                                50,000
Other current notes payable                                              104,570
                                                                        --------
                                                                        $394,570
                                                                        ========

         The Company issued six promissory notes totaling $240,000, secured by various equipment, bearing interest at a rate of 2% per month. Principal and interest on these notes is due July 31, 1997.

         In connection with the Company's purchase of scheduling software (note
         4), the Company issued a promissory note, secured by the purchased software, in the amount of $150,000, bearing interest at 10% per annum, principal and interest due in four quarterly installments of $25,000 commencing on March 31, 1996.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

(9)      INCOME TAXES

         The actual tax expense (benefit) differs from the "expected" tax expense (benefit) for the years (computed by applying the U.S. Federal corporate income tax rate of 34% in 1997 and 1996 to loss before income taxes) as follows:

                                                                     YEARS ENDED MARCH 31,
                                                               ------------------------------
                                                                   1997               1996
                                                               -----------        -----------
Computed "expected" tax benefit                                $(1,063,513)          (599,520)
State income taxes (net of federal benefit)                       (187,679)          (105,797)
Increase in valuation allowance related to net operating
  loss carryforward                                              1,251,192            705,317
                                                               -----------        -----------
          Income taxes                                         $        --                 --
                                                               ===========        ===========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow:

                                                              YEARS ENDED MARCH 31,
                                                           ---------------------------
                                                              1997              1996
                                                           ----------       ----------
Deferred tax assets:
  Net operating loss carryforward                          $2,497,835        1,246,643
  Allowances for doubtful accounts and sales returns           91,438           61,097
  Deferred maintenance revenue                                 45,853           42,944
  Employee compensation and other accruals                      5,266            5,257
                                                           ----------       ----------
          Total gross deferred tax assets                   2,640,392        1,355,941

  Less valuation allowance                                  2,640,392        1,355,941
                                                           ----------       ----------
          Net deferred tax assets                          $       --               --
                                                           ==========       ==========

         Utilization of the net operating loss carryforward will be significantly limited or eliminated as a result of the change in ownership resulting from the initial public offering in fiscal 1996. The valuation allowance for deferred tax assets as of March 31, 1997 and 1996 was $2,640,392 and $1,355,941, respectively. The Company has a net operating loss carryforward approximating $6,400,000 for federal income tax purposes which expires in varying amounts from 2000 through 2011.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

(10)     OPERATING LEASES

         In February 1996, the Company executed a lease agreement with HFG Properties, Ltd., a Limited Partnership (HFG) partly owned by the Company's President and Chief Executive Officer. The terms of the lease are from July 1996 through June 2001, with monthly rent based on an independent appraised market rate reduced by 5%. The rent is increased annually in a percentage amount equal to one-half of the percentage increase in the Consumer Price Index for the previous year. Rent expense for this operating lease was $68,879 in fiscal 1997. Accounts payable at March 31, 1997 include $52,836 due HFG. At March 31, 1997, the Company had approximately $70,000 in deposits with HFG Properties, Ltd.

         The Company leases office, manufacturing and storage space, and equipment under noncancelable operating lease agreements expiring through March 2002. These leases contain renewal options, and the Company is responsible for certain executory costs, including insurance and utilities. The Company's President has also personally guaranteed amounts pertaining to certain operating leases. Total rent expense for these operating leases was $223,365 and $50,547 for the years ended March 31, 1997 and 1996, respectively. Future minimum lease payments under operating leases that have remaining noncancelable lease terms in excess of one year at March 31, 1997 follows: 1998 - $279,268, 1999 - $185,235, 2000 - $160,107, 2001 - $138,282, and 2002 - $34,571 for a
         total of $797,463.


(11)     COMMON STOCK

         In September 1995, the Company issued 100,000 shares of common stock, valued at $40,000, in connection with the acquisition of GRSI (note 4).

         During fiscal 1996, the Company issued 146,790 shares of common stock, valued at $4 per share, in connection with the sale of additional bridge notes.

         During fiscal 1996, the Company issued 196,250 warrants to purchase common stock, valued at $1 per share, in connection with the sale of additional bridge notes.

         In March 1996, the Company issued 1,050,000 shares of common stock, valued at $5 per share and 1,050,000 warrants at $.125, in connection with the initial public offering. Expenses associated with the offering totaled $1,369,395.

         During fiscal 1997, the Company issued 337,325 shares of common stock, valued at $4.15 per share, in connection with the acquisition of BASIS (note 4).

         During fiscal 1997, the Company issued 10,000 shares of common stock valued at $2.66 per share, in connection with the issuance of a promissory note. The Company recognized $26,560 of administrative expense related to this issuance during the year ended March 31, 1997.

         During fiscal 1997, the Company issued 157,500 warrants, valued at $0.109, to purchase common stock in connection with the initial public offering.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

(12)     STOCK OPTIONS

         During 1995, the Company's Board of Directors approved both an incentive stock option and a nonqualified stock option plan. The maximum number of options that may be issued pursuant to the plan is 500,000. The options granted under the plan may be exercisable over a 10-year period at an option price equal to the fair market value of the common stock at the date of grant.

         As of March 31, 1997, 122,750 options had been granted and were outstanding under this plan as follows: 1997 - 72,750 at an exercise price of $3.88; 1996 - 50,000 at an exercise price of $5. At March 31, 1997, the weighted average remaining contractual life of outstanding options was 9.1 years. The number of options exercisable at March 31, 1997 was 31,818 and the weighted-average exercise price of those options was $5.00.

         Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation (SFAS 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years ended March 31, 1997 and 1996, respectively: risk-free interest rates of 6.5% and 6.5%, dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 64%; and a weighted-average expected life of the options of 4 years. The per share weighted-average fair value of the stock options granted in fiscal years ended March 31, 1997 and 1996 was $1.37 and $2.10, respectively.

         Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have been increased to the following pro forma amounts indicated below:

                                                 1997                  1996
                                             -------------        --------------
Net loss:
  As reported                                $  (3,127,979)          (1,763,295)
  Pro forma                                     (3,212,649)          (1,798,230)

Net loss per common share:
  As reported                                        (0.88)               (0.76)
  Pro forma                                          (0.91)               (0.77)

(13)     ECONOMIC DEPENDENCE

         The Company sells its products to customers located throughout the United States. Sales to two customers accounted for 16% of net sales for the year ended March 31, 1997. Sales to two customers accounted for 38% of net sales for the year ended March 31, 1996.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.

(14)     PENSION PLAN

         The Company has a 401(k) plan for the benefit of its employees. Under the plan, eligible employees can contribute up to 15% of their compensation or a maximum of $9,500. The Company may also make discretionary contributions to the Plan in amounts determined by management. Participants will be immediately vested in their personal contributions and in management's contributions. Pension expense totaled $140 and $1,000 for the years ended March 31, 1997 and 1996, respectively.


(15)     LITIGATION

         In June 1997 the Company was served with a complaint by a purported stockholder, seeking damages in excess of $50,000,000 in connection with the Company's previously announced joint venture with Compagnie des Signaux. The Company believes that the stockholder claim is without merit and if that stockholder continues to prosecute the action, the Company will mount a vigorous defense. On July 17, 1997, a United States Magistrate Judge recommended that the lawsuit be dismissed without prejudice against the Company. The parties have ten days to file written objections to the recommendation.

         The Company is involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a materially adverse effect on the Company.