Form 10QSB
period 1997-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1997-08-14
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended June 30, 1997.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
______ .


Number of shares of common stock outstanding on June 30, 1997 was 3,681,395.


Transitional Small Business Disclosure Format:

                            Yes ______ ; No ___X___ .

                        Prologic Management Systems, Inc.
                                      Index


                                                                                Page
                                                                                ----
Part I.           FINANCIAL INFORMATION                                           3

Item 1            Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 1997
                  and March 31, 1997                                              3

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended June 30, 1997 and June 30, 1996      4

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended June 30, 1997 and June 30, 1996      5

                  Notes to Condensed Consolidated Financial Statements            6

Item 2            Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                   7


Part II.          OTHER INFORMATION                                              10

Item 1.           Legal Proceedings                                              10

Item 2.           Changes in Securities                                          10

Item 3.           Defaults upon Senior Securities                                11

Item 4.           Submission of Matters to a Vote by Security Holders            11

Item 5.           Other Information                                              11

Item 6.           Exhibits and Reports on Form 8-K                               11
                  Exhibit 11                                                     13
                  Exhibit 27

SIGNATURES                                                                       12

PART I.  FINANCIAL INFORMATION


ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30, 1997   MARCH 31, 1997
                                                                                  -------------   --------------
                      Assets                                                       (unaudited)
Current assets
     Cash and cash equivalents                                                     $   660,557     $   815,120
     Restricted cash                                                                 1,000,000       1,000,000
       Trade accounts receivable less allowance for doubtful
       accounts of $228,594 at June 30, 1997 and March 31, 1997                      4,441,598       2,696,444
     Notes receivable                                                                   38,889          58,333
     Inventory                                                                         229,832         293,478
     Prepaid expenses                                                                  127,661          91,030
                                                                                   -----------     -----------
             Total current assets                                                    6,498,537       4,954,405

Property and equipment, net                                                            540,954         545,113
Goodwill, net                                                                        1,453,038       1,514,162
Other assets                                                                           117,444         112,444
                                                                                   -----------     -----------
             Total assets                                                          $ 8,609,973     $ 7,126,124
                                                                                   ===========     ===========

                      Liabilities and Shareholders' Equity
Current liabilities
     Line of credit                                                                $ 1,708,194     $ 1,102,448
     Current installments of long term debt                                             63,074          63,074
     Notes payable                                                                     616,719         394,570
     Accounts payable                                                                3,439,518       2,697,341
     Accrued expenses                                                                  508,402         352,659
     Deferred maintenance revenue                                                      181,312         114,633
                                                                                   -----------     -----------
             Total current liabilities                                               6,517,219       4,724,725

Long term debt, excluding current installments                                         974,531         980,309

Shareholders' equity
     Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding
     Common stock, no par value. Authorized 10,000,000 shares;
     3,681,395 issued and outstanding at June 30, 1997
     and 3,675,395 issued and outstanding at March 31, 1997                          8,038,955       8,038,955
     Accumulated deficit                                                            (6,920,732)     (6,617,865)
                                                                                   -----------     -----------
             Net shareholders' equity                                                1,118,223       1,421,090
                                                                                   -----------     -----------
             Total liabilities and shareholders' equity                            $ 8,609,973     $ 7,126,124
                                                                                   ===========     ===========

See accompanying notes to condensed consolidated financial statements

                PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED JUNE 30,
                                                     1997           1996
                                                 -----------     -----------
                                                 (unaudited)     (unaudited)
             Net Sales
Hardware                                         $ 5,114,844     $   397,323
Licenses                                             547,993          92,879
Services and Other                                   653,920         256,068
                                                 -----------     -----------
                                                   6,316,756         746,270


Cost of Sales                                      5,177,119         572,143
                                                 -----------     -----------
             Gross Profit                          1,139,637         174,127
Operating Expenses
     Selling and marketing                           474,758         149,648
     General and administrative                      792,608         373,505
     Research and development                         95,434          82,411
                                                 -----------     -----------
             Total Operating Expenses              1,362,799         605,564
                                                 -----------     -----------
             Operating Loss                         (223,162)       (431,437)

Interest Expense                                     (82,632)       (356,641)
Other income (expense)                                 2,925          24,497
                                                 -----------     -----------
Income (loss) before taxes                          (302,869)       (763,581)

Income Taxes                                              --              --
                                                 -----------     -----------
Net loss                                         $  (302,869)    $  (763,581)
                                                 ===========     ===========

Net loss per common share                        $      (.08)    $     (0.23)

Shares used in computing net loss per share        3,675,375       3,328,070

See accompanying notes to condensed consolidated financial statements

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED JUNE 30,
                                                                 1997           1996
                                                             -----------     -----------
                                                             (unaudited)
Cash flows from operating activities:
   Net Loss                                                  $  (302,869)    $  (763,582)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                              116,330          54,305
      Changes in:                                                     --              --
         Trade accounts receivable                            (1,745,156)         63,738
         Accounts payable and accrued expenses                   897,920         (43,900)
         Other Assets and liabilities                            108,138         123,525
                                                             -----------     -----------
           Total adjustments                                    (622,768)        (49,382)
                                                             -----------     -----------
           Net cash used in operating activities                (925,637)       (812,964)
                                                             -----------     -----------
Cash flows from investing activities:
   Purchase of equipment                                         (51,045)        (89,111)
                                                             -----------     -----------

      Net cash provided by (used in) investing activities        (51,045)        (89,111)

Cash flows from financing activities:

   Issuance of notes payable and debt                            851,631         927,291
   Repayment of debt                                             (29,511)     (1,098,848)
   Issuance of common stock                                           --          17,232
                                                             -----------     -----------
      Net cash provided by (used in) financing activities        822,120        (154,325)

Net cash increase in cash and cash equivalents                  (154,563)     (1,056,400)

Cash and cash equivalents, beginning of period                   815,120       3,426,981
                                                             -----------     -----------
Cash and cash equivalents, end of period                     $   660,557     $ 2,370,581
                                                             ===========     ===========

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     Interim Periods

           The accompanying condensed consolidated financial statements include the accounts of Prologic Management Systems, Inc. (the "Company") and its wholly-owned subsidiaries, Great River Systems, Inc., and BASIS, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

           The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Report on Form 10-KSB. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.     Line of Credit

           The Company has a $1,000,000 line of credit with its bank which is subject to renewal in August 1997. Management has discussed the renewal with its bank and believes that the line of credit will be renewed under substantially the same terms. The interest rate under the line of credit is the bank's prime rate. The line of credit is secured by the Company's $1,000,000 money market account. The credit agreement contains, among other things, restrictive financial covenants. As of June 1997 borrowings under this agreement were $994,562 and were compliant with the covenants.

           The Company also maintains a $2,200,000 facility for the financing of accounts receivable and inventory with Deutsche Financial Services ("DFS") for its BASIS subsidiary. This financing facility is subject to a twelve month renewal in August 1997. Management has discussed the renewal with DFS and believes that the line of credit will be renewed under substantially the same terms. The interest rate is at the prime rate plus 1%. The credit facility is collateralized by a $300,000 irrevocable letter of credit from the Company's bank. As of June 30, 1997 borrowings under this agreement were $713,632.

3.     Goodwill

           Goodwill arose from the acquisition of GRSI and represents the excess of the purchase price over the estimated fair value of the net assets of GRSI. Goodwill is being amortized on a straight-line basis over the period of expected benefit of 7 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization totaled $262,595 at June 30, 1997.

4.      Property and Equipment

         Property and equipment as of June 1997 are comprised of the following:

                                                JUNE 30,      MARCH 31,
                                                  1997          1997
                                               ----------    ----------
         Furniture and Fixtures                $  215,344    $  215,344
         Computer equipment and software       $1,050,819    $  999,774
                                               ----------    ----------
                                               $1,266,163    $1,215,118

         Less accumulated depreciation         $  725,210    $  670,005
                                               ----------    ----------

                 Net property and equipment    $  540,953    $  545,113
                                               ==========    ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited Consolidated Financial Statements as filed in the Company's annual report Form 10-KSB. Except for the historical information contained herein, the matters discussed in this 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.


INTRODUCTION

      The Company provides systems integration services, networking services and applications software for the commercial market. The systems integration services include consulting, maintenance, training and the installation of hardware on which to implement the Company's as well as third party software products. The Prologic proprietary applications software is licensed for use to manufacturers and for use in the wholesale distribution industry. The Company's products are not directed to the retail consumer market. The financial information for the quarter ended June 30, 1996 includes operating activity from GRSI, another wholly owned subsidiary which was acquired on September 30, 1995. The financial information for the quarter ended June 30, 1997 includes the operating activity of GRSI and BASIS, a wholly owned subsidiary which was acquired during August 1996. For additional information on the combined operating results of the Company and its subsidiaries, see the Consolidated Financial Statements of the Company and Notes thereto. The discussion should be read in conjunction with and is qualified in its entirety by the Consolidated Financial Statements of the Company and Notes thereto.


RESULTS OF OPERATIONS

      Net Sales. Net sales for the first quarter of fiscal 1998 were $6,316,756 compared to the first quarter of the previous fiscal year when sales were $746,270. Sales of all products and services increased substantially with the most significant growth coming from the sale of third party hardware where sales increased by approximately $4,717,521 from the same period of the previous fiscal year. A significant portion of the increase in hardware sales came from Basis which was acquired in August of 1996 and was not included in the net sales of the previous year's first quarter. Sales of proprietary and third party software licenses were $547,993 versus sales of the first quarter of last fiscal year which were $92,879. Sales of services, which were predominantly integration projects, amounted to $653,920 more than doubling the sales of the previous year's first quarter when sales were $256,068. Sales of hardware made up 81% of the net sales of the current quarter versus hardware sales of the same period last year which were 53% of total net sales for the quarter.

      Cost of Sales. Cost of sales increased with the increase in net sales. Total cost of sales for the first quarter of the current fiscal year was $5,177,119 or 82% of net sales compared to cost of sales for the same period last year of $572,143 or 77% of net sales. The increase in this rate is directly due to the change in sales mix, as sales of lower margin third party hardware and software have increased in relation to sales of services and proprietary software. The Company's strategy is to increase the sale of integration services through its subsidiaries and to begin to increase sales of its proprietary software products by using the distribution channels of its subsidiaries. As sales of services and software increase in relation to the sale of hardware the Company expects to see more favorable changes in its gross profit.

      Selling and Marketing. Selling and marketing expenses were $474,758, or 7.5% of net sales, for the three month period ended June 30, 1997 compared to $149,648, or 20.1% of net sales for the same period of the previous fiscal year. The increase in selling and marketing expenses is, in part, also due to the inclusion of Basis in the first quarter of the current fiscal year and its absence for the same quarter of the last fiscal year. The Company expects to continue to increase sales and marketing expenditures as it implements its growth strategy and expects the rate of expense to sales dollars to increase somewhat over the short term.

      General and Administrative. General and administrative expenses increased from $373,505, or 50% of net sales, for the first quarter of the previous fiscal year to $792,608, or 12.5% of net sales, for the first quarter of the current fiscal year. The increase was the result of the addition of Basis as well as increases in corporate staff. During the quarter the Company has pared down its administrative staff and began to reduce some expenses associated with its acquisition strategy. The Company expects total general and administrative expenses to continue to decrease as a percentage of sales as the Company begins centralizing many administrative functions into the Corporate offices.

      Research and Development. Total research and development expense was $95,434, or 1.5% of sales, in the quarter ended June 30, 1997. This compares to research and development expenses of $82,411 , or 11% of sales , for the same period last year. Research and development is primarily concerned with upgrading current proprietary software modules and developing additional applications for the existing product line.

      Operating Loss. The operating loss for the period was $223,162 compared to an operating loss of $431,437 for the prior year's first quarter. The operating loss improvement was the result of the increased sales as well as the decrease in the rate of operating expenses to sales as reductions in operating expenses began to have an impact.

      Interest and Other Income. Interest expense for the quarter was $82,632 which was paid on the current lines of credit, short term and long term borrowings. The Company incurred approximately $357,000 in interest expenses during the first quarter of the previous fiscal year as a result of the interest and discounts on the bridge financing which was paid off during the first quarter of that fiscal year.

      Income Taxes. The Company had no income tax expense for the first quarter of fiscal 1998 and 1997. As of March 31, 1997, the Company had Federal net operating loss carryforwards of approximately $6,400,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

      Net Loss. The net loss for the quarter ended June 30, 1997 was approximately $302,869 versus a loss for the same period of the prior fiscal year of approximately $763,581. The improvement in net operating losses was the result of overall increased sales which occurred as the Company began to implement its growth plan. The improvement in the net loss was attributable to the increased sales, the reductions in operating cost as a percentage of sales and the decreased interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity and Capital Resources. Cash and cash equivalents total $660,557 at June 30, 1997 compared to $815,120 at March 31, 1997. The decrease in cash was the result of cash which was required for operations and was primarily used to finance sales.

      The Company has a $1,000,000 line of credit with its bank which is subject to renewal in August 1997. Management has discussed the renewal with its bank and believes that the line of credit will be renewed under substantially the same terms. The interest rate under the line of credit is the bank's prime rate. The line of credit is secured by the Company's $1,000,000 money market account. As of June 30, 1997 borrowings under this agreement were $994,562.

      The Company also maintains a $2,200,000 facility for the financing of accounts receivable and inventory with Deutsche Financial Services ("DFS") for its BASIS subsidiary. This financing facility is subject to a twelve month renewal in August 1997. Management has discussed the renewal with DFS and believes that the line of credit will be renewed under substantially the same terms. The interest rate is at the prime rate plus 1%. The credit facility is collateralized by a $300,000 irrevocable letter of credit from the Company's bank. As of June 30, 1997 borrowings under this agreement were $713,632.

      During the previous fiscal year, the Company borrowed approximately $100,000 of current debt due on June 1997 at a rate of 8%. During July 1997 the note holder agreed to extend the date of the payment to October 1, 1997. In addition, in the previous fiscal year the Company borrowed $820,000 in a private offering of 10% Subordinated Convertible Notes. The Notes are due on December 31, 1999. The Notes and all accrued interest payable are convertible at any time on or after September 30, 1997 into Common Stock of the Company. The Notes are convertible to common stock at the option of each note holder at a discounted rate based on the average closing price quoted on the NASDAQ Stock Market for the ten consecutive days preceding the date of the note holders notice of conversion.

      During the previous fiscal year the Company borrowed $240,000 in short term notes collateralized by its computer equipment and office furnishings. These notes are due on July 31, 1997. Interest on these notes is paid monthly at a rate of 2%. In July 1997 the note holders agreed to extend the payment of the notes until October 31, 1997. During the quarter an additional $110,000 was borrowed against this equipment. This note is due on September 31, 1997 and carries interest at the same rate.

      During the quarter, the Company purchased approximately $51,045 in capital equipment and software.

      During the quarter ended June 30, 1997 and continuing on into the second quarter of the current fiscal year the Company has taken steps to reduce its corporate overhead and overall operating costs where possible associated with acquisitions. The Company believes that these reductions will not significantly impact the overall strategy of the Company and will create efficiencies that will begin generating positive cash flows from operations during the Company's second quarter of its current fiscal year.

      During July 1997 the Company initiated an offering of $3,000,000 of 8% Cumulative Convertible Preferred Stock. These shares have rights to convert to common stock and warrants to purchase additional shares of common stock of the Company. The offering was made to non-U. S. persons as defined in Regulation S of the Securities Act of 1933. Shares were offered in minimum quantities of 16,667 shares ($100,000) and a maximum quantity of 500,000 shares ($3,000,000) at a price of $6.00 per share. The offering period ends at the earlier of the sale of all of the shares offered or on December 31, 1997. Convertible shares may be converted by the buyer on the earlier of June 30, 1998 or on the first day that the common stock of the Company is traded publicly on the Second Market of the Paris Stock Exchange after a secondary offering on such exchange has been effected. The conversion rate per share of preferred stock is $6.00 divided by the conversion price. The conversion price is the average trading price of the Company's common stock during the month of June 1998 with a minimum price of $2.00 per share. For each share of common stock received through conversion the holder will receive one warrant (which will expire three years after the date of the execution of the holders subscription) to purchase one share of common stock of the Company at an exercise price equivalent to the effective conversion price. The net proceeds from this offering will be used for general working capital, possible future acquisitions and product development. Through the end of July 1997 the Company had received subscriptions for $100,000 of the Preferred Stock.

      Through this quarter the Company has not generated sufficient cash flows from operations to fund its current operations and, at the same time, the additional overhead required to continue the Company's growth strategy and has therefore had to supplement its cash outflow of $154,563 with borrowings from its lines of credit, and other short term borrowings. The Company has not been able to implement its plan of integrating the sale of its software into the newly acquired subsidiaries and has not generated the software sales it had anticipated and has therefore not generated the higher margin sales that it had expected. Management believes that it must rely on outside sources of funds and reductions in operating costs until revenues from both hardware, services and software generate margins which will offset cash outflows.

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

      During the quarter the Letters of Intent with Osage Computer Group and Compagnie des Signaux expired.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This form 10QSB may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's 1997 Form 10-KSB.



PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As of the date of this filing, neither the Company nor its subsidiaries are a party to any legal proceedings, the outcome of which, in management's opinion, would have a material adverse effect on the Company's operations or financial position.

      On June 11, 1997 the Company was served with a complaint by an alleged stockholder, Lampedusa LLC, against the Company, alleging damages of $50 million in connection with the Company's previously announced joint venture with Compagnie des Signaux (CDS). The Company believes that the claim is without merit. On July 17, 1997 a United States Magistrate Judge recommended that the lawsuit be dismissed without prejudice against the Company. The parties had ten days to object to the recommendation. No objections were raised by either party during the period and the Company believes the lawsuit will be dismissed.


ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.


ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10QSB

A.      Exhibits:
        Exhibit Number    Document                                         Page
        --------------    --------                                         ----
        11                Schedule of Computation of Net Loss Per Share     13
        27                Financial Data Schedule


B.     Reports:

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

      In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROLOGIC MANAGEMENT SYSTEMS, INC.



      DATED: August 14, 1997        By: /s/  James M. Heim
                                        ----------------------------------------
                                        James M. Heim
                                        President and Chief Executive Officer





                                    By: /s/  William E. Wallin
                                        ----------------------------------------
                                        William E. Wallin,
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer (Principal
                                        Financial and Accounting Officer)