Form 10QSB
period 1997-09-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1997-11-14
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997.


Commission file number: 33-89384-LA


                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)


        Arizona                                           86-0498857
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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

Number of shares of common stock outstanding on September 30, 1997 was 3,711,395.


Transitional Small Business Disclosure Format:

                                                Yes     ; No  X .
                                                    ---      ---

                        Prologic Management Systems, Inc.
                                      Index

                                                                                                  Page
                                                                                                  ----
Part I    FINANCIAL INFORMATION                                                                     3

Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1997 and March 31, 1997            3

          Condensed Consolidated Statements of Operations for the Three Months and Six Months
          Ended September 30, 1997 and September 30, 1996                                           4

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
          September 30, 1997 and September 30, 1996                                                 5

          Notes to Condensed Consolidated Financial Statements                                      6

Item 2    Management's Discussion and Analysis of Results of Operations and Financial Condition     7


Part II   OTHER INFORMATION                                                                        12

Item 1    Legal Proceedings                                                                        12

Item 2    Changes in Securities                                                                    12

Item 3    Defaults upon Senior Securities                                                          12

Item 4    Submission of Matters to a Vote by Security Holders                                      12

Item 5    Other Information                                                                        12

Item 6    Exhibits and Reports on Form 10-QSB                                                      12
                  Exhibit 11                                                                       14
                  Exhibit 27
SIGNATURES                                                                                         13

PART I.  FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30, 1997    MARCH 31, 1997
                                                           ------------------    --------------
            ASSETS                                            (unaudited)
      Cash                                                     $   382,772        $   815,120
      Restricted cash                                            1,000,000          1,000,000
      Trade accounts receivable less allowance                   2,530,970          2,696,444
      for doubtful accounts of $228,594 at
      March 31, 1997 and $185,594 at September 30, 1997
      Notes receivable                                              38,889             58,333
      Inventories                                                  172,375            293,478
      Prepaid expenses                                             137,079             91,030
                                                               -----------        -----------
            Total current assets                                 4,262,086          4,954,405

      Property and equipment, net                                  538,475            545,113
      Goodwill, net                                              1,394,912          1,514,162
      Other assets                                                 122,444            112,444
                                                               -----------        -----------
TOTAL ASSETS                                                   $ 6,317,917        $ 7,126,124
                                                               ===========        ===========


            LIABILITIES AND EQUITY
Current liabilities
      Line of credit                                           $ 1,895,697        $ 1,102,448
      Current installments of long term debt                       210,065             63,074
      Notes payable                                                613,909            394,570
      Accounts payable                                           1,278,747          2,697,341
      Accrued expenses                                             386,053            352,659
      Deferred maintenance revenue                                 185,884            114,633
                                                               -----------        -----------
            Total current liabilities                            4,381,354          4,724,725


Long term debt excluding current portion                         1,012,911            980,309

Shareholders' equity
      Preferred Stock, no par value, Authorized
      1,000,000 shares; 41,667 issued at
      September 30, 1997 and 0 issued at
      March 31, 1997                                               250,000                  0
      Common stock, no par value, Authorized
      10,000.000 shares; 3,711,395 issued at
      September 30, 1997 and 3,675,395 at March 31, 1997         8,058,415          8,038,955
      Accumulated deficit                                       (7,384,763)        (6,617,865)
                                                               -----------        -----------
            Net shareholders' equity                               923,652          1,421,090
TOTAL LIABILITIES AND EQUITY                                   $ 6,317,917        $ 7,126,124
                                                               ===========        ===========


See accompanying notes to the condensed consolidated financial statements.

              PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                           1997               1996                1997                1996
                                        -----------        -----------        ------------        -----------
Revenues
   Hardware                             $ 3,114,283        $ 2,490,377        $  8,229,127        $ 2,887,699
   Licenses                                 622,653            487,610           1,170,645            553,826
   Services                                 530,123            509,660           1,184,044            801,335
                                        -----------        -----------        ------------        -----------
          Total Net Revenue             $ 4,267,059        $ 3,487,647        $ 10,583,816        $ 4,242,860

Cost of Sales                             3,304,668          2,647,161           8,481,787          3,228,250

          Gross Margin                      962,391            840,486           2,102,028          1,014,610

Operating Expenses
   Selling and Marketing                    468,135            277,451             942,893            427,099
   General and Administrative               754,427            846,524           1,547,035          1,220,029
   Research and Development                 101,398             99,102             196,832            181,513
                                        -----------        -----------        ------------        -----------
                                          1,323,960          1,223,077           2,686,760          1,828,641

          Operating Income(Loss)           (361,569)          (382,591)           (584,731)          (814,031)

   Interest expense                        (105,647)           (38,183)           (188,279)          (395,595)
   Other income (expense)                    (2,868)            44,508               5,793             69,776
                                        -----------        -----------        ------------        -----------
Income (loss) before taxes                 (470,084)          (376,266)           (767,217)        (1,139,850)

Income Taxes                                      0                  0                   0                  0
                                        -----------        -----------        ------------        -----------
Net loss                                $  (470,084)       $  (376,266)       $   (767,217)       $(1,139,850)
                                        ===========        ===========        ============        ===========


Net loss per common share               $     (0.13)       $     (0.10)       $      (0.21)       $     (0.31)

Shares used in computing net loss
    per share                             3,684,428          3,665,395           3,684,428          3,665,395


See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                                            1997               1996
                                                                         -----------        -----------
Cash flows from operating activities:
   Net loss                                                              $  (767,217)       $(1,139,850)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                             217,639            541,520
        Changes in:
             Trade accounts receivable                                       165,474         (2,434,302)
             Accounts payable and accrued expenses
                                                                          (1,385,200)         1,930,398
             Other assets and liabilities                                    155,749         (2,214,520)
                                                                         -----------         ----------
                 Total adjustments                                          (846,338)        (2,176,904)
                                                                         -----------         ----------
                 Net cash used in operating activities                    (1,613,555)        (3,316,754)
                                                                         -----------         ----------
Cash flows from investing activities:
   Purchase of equipment                                                     (91,433)          (720,976)
                                                                         -----------         ----------
   Net cash provided by (used in) investing activities                       (91,433)          (720,976)

Cash flows from financing activities:
   Issuance of notes payable and debt                                      1,064,103          1,816,594
   Repayment of debt                                                         (60,923)          (990,434)
   Issuance of Preferred Stock                                               250,000                 --
   Issuance of common stock                                                   19,460          1,417,232
                                                                        ------------        -----------
                 Net cash provided by (used in)
                    financing activities                                   1,272,640          2,243,392

Net cash increase in cash and cash equivalents                              (432,348)        (1,794,338)

Cash and cash equivalents, beginning of period                               815,120          3,426,981
                                                                         -----------        -----------


Cash and cash equivalents, end of period                                 $   382,772        $ 1,632,643
                                                                         ===========        ===========


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Interim Periods

      The accompanying condensed consolidated financial statements include the accounts of Prologic Management Systems, Inc. (the "Company") and its wholly-owned subsidiaries, Great River Systems, Inc. ("GRS"), and BASIS, Inc. ("BASIS"). All significant inter-company balances and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Report on Form 10-KSB. The results of operations for the three months and the six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Line of Credit

      The Company has a $1,000,000 line of credit with its bank which was subject to renewal in August 1997. Management and its bank have agreed to extend the line of credit under substantially the same terms. The interest rate under the line of credit is the bank's prime rate. The line of credit is secured by the Company's $1,000,000 money market account. The credit agreement contains, among other things, restrictive financial covenants. As of September 30, 1997, borrowings under this agreement were $1,000,000 and the Company was compliant with the covenants.

      The Company also maintains a $2,200,000 line of credit for the financing of accounts receivable and inventory with Deutsche Financial Services ("DFS") for its BASIS subsidiary. This financing facility was subject to renewal in August 1997. The Company and DFS have agreed to extend the line of credit through February 1998 under substantially the same terms. The interest rate is at the prime rate plus 1%. The credit facility is collateralized by a $300,000 irrevocable letter of credit from the Company's bank. As of September 30, 1997, borrowings under this agreement were $895,697. During the extension period, the Company plans to establish a new line of credit for the financing of accounts receivable at both BASIS and GRS. The Company has not yet completed the financing for this line of credit. The Company does not have a commitment letter at this time; however the Company is negotiating this with several firms.

3. Goodwill

      Goodwill arose from the acquisition of GRS and represents the excess of the purchase price over the estimated fair value of the net assets of GRS. Goodwill is being amortized on a straight-line basis over the period of expected benefit of 7 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization totaled $323,720 at September 30, 1997.

4. Property and Equipment

         Property and equipment as of September 1997 are comprised of the following:

                                              September 30,      March 31,
                                                  1997             1997
                                               ----------       ----------
      Furniture and Fixtures                   $  224,273       $  215,344
      Computer equipment and software          $1,082,134       $  999,774
                                               ----------       ----------
                                               $1,306,407       $1,215,118

      Less accumulated depreciation            $  767,932       $  670,005
                                               ----------       ----------

              Net property and equipment       $  538,475       $  545,113
                                               ==========       ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


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


INTRODUCTION

      The Company provides systems integration services, networking services and applications software for the commercial market. The systems integration services include consulting, maintenance, training and the installation of hardware on which to implement the Company's as well as third party software products. The Prologic proprietary applications software is licensed for use to manufacturers and for use in the wholesale distribution industry. The Company's products are not directed to the retail consumer market. The financial information for the periods ended September 30, 1996 includes operating activity from GRS, a wholly owned subsidiary which was acquired on September 30, 1995, and two months of the operating activity of BASIS which was acquired in August 1996. The financial information for the periods ended September 30, 1997 includes the operating activity of GRS and BASIS. For additional information on the combined operating results of the Company and its subsidiaries, see the Condensed Consolidated Financial Statements of the Company and Notes thereto. The discussion should be read in conjunction with and is qualified in its entirety by the Condensed Consolidated Financial Statements of the Company and Notes thereto.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      Net Sales. Net sales for the second quarter of fiscal 1998 were $4,267,059 compared to the second quarter of the previous fiscal year when sales were $3,487,647. Sales of all products and services increased, with the most significant growth coming from the sale of third party hardware where sales increased by approximately $623,906 from the same period of the previous fiscal year. A significant portion of the increase in hardware sales came from BASIS which was acquired in August of 1996 and therefore only two months of sales were included in the net sales of the previous year's second quarter. Sales of proprietary and third party software licenses were $622,653 versus sales of the second quarter of last fiscal year which were $487,610. Sales of services, which were predominantly integration projects, amounted to $530,123 compared to sales of the previous year's second quarter when sales were $509,660. Sales of hardware comprised 73% of the net sales of the current quarter versus hardware sales of the same period last year which were 71% of total net sales for the quarter.

      Cost of Sales. Cost of sales increased proportionate to the increase in net sales. Total cost of sales for the second quarter of the current fiscal year was $3,304,668 or 77% of net sales compared to cost of sales for the same period last year of $2,647,161 or 76% of net sales. The increase in this rate is directly due to the change in sales mix, as sales of lower margin third party hardware and software have increased in relation to sales of services and proprietary software. The Company's strategy is to increase the sale of integration services through its subsidiaries and to begin to increase sales of its proprietary software products by using the distribution channels of its subsidiaries. As sales of services and software increase in relation to the sale of hardware the Company expects to see more favorable changes in its gross profit.

      Selling and Marketing. Selling and marketing expenses were $468,135, or 11% of net sales, for the three month period ended September 30, 1997 compared to $277,451, or 8% of net sales for the same period of the previous fiscal year. The increase in selling and marketing expenses is due in part to the complete absorption of BASIS in the second quarter of the current fiscal year versus only two months for the same quarter last year. The Company expects to continue to increase sales and marketing expenditures as it implements its growth strategy and expects the rate of expense to sales dollars to increase somewhat over the short term.

      General and Administrative. General and administrative expenses decreased from $846,524, or 24% of net sales, for the second quarter of the previous fiscal year to $754,427, or 18% of net sales, for the second quarter of the current fiscal year. During the quarter, the Company has continued to reduce its administrative staff as well as expenses associated with its acquisition strategy. The Company expects total general and administrative expenses to continue to decrease as a percentage of sales as the Company begins centralizing many administrative functions into its Corporate office.

      Research and Development. Total research and development expense was $101,398, or 2% of sales, in the quarter ended September 30, 1997, compared to research and development expenses of $99,102, or 3% of sales, for the same period last year. Research and development is primarily concerned with upgrading current proprietary software modules and developing additional applications for the existing product line.

      Operating Loss. The operating loss for the period decreased to $361,569, or 8% of sales, from $382,591, or 11% of sales, for the same period last year. The operating loss improvement was the result of the increased sales as well as the decrease in the rate of operating expenses to sales, as reductions in operating expenses began to have an impact.

      Interest and Other Income. Interest expense and other expense for the quarter was $108,515 which was mainly interest paid on the current lines of credit, short term and long term borrowings. The Company incurred approximately $6,325 of other income, in excess of interest expenses during the second quarter of the previous fiscal year. The increase is the result of additional borrowings required to supplement funds being generated by operations.

      Income Taxes. The Company had no income tax expense for the second quarter of fiscal 1998 and 1997. As of March 31, 1997, the Company had Federal net operating loss carryforwards of approximately $6,400,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

      Net Loss. The net loss for the quarter ended September 30, 1997 was approximately $470,084 versus a loss for the same period of the prior fiscal year of approximately $376,266. The increase in net operating loss was the result of the increased interest incurred during the quarter.


SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      Net Sales. Net sales for the six months ended September 30, 1997 were approximately $10,583,816 versus the net sales for the same period one year ago of approximately $4,242,860 an increase of approximately $6,340,956. The increase occurred in all sales categories with the largest increase in third party hardware, which increased by $5,341,428. With the increase in total revenues came a change in the sales mix, as sales of hardware increased as a percent of total sales from 68% to 78%, and sales of software and services decreased from 32% to 22% of total sales. BASIS, acquired in August 1996, was only included for two months in the six month period ended September 30, 1996 and included for the entire six month period of this fiscal year.

      Cost of Sales. Cost of sales increased from approximately $3,228,250, or 76% of sales, to approximately $8,481,787, or 80% of sales, due to the increased total sales as well as the change in sales mix. The change, as a percent of total sales, reflects the lower margin that is earned on the sale of third party hardware compared to the margin earned on the sale of integration services and proprietary software. The Company's strategy is to increase the sale of high margin integration services and proprietary software products by creating distribution channels through the acquisition of system integration firms. The Company expects to begin to see increases in its services and software sales from its operating subsidiaries in the third and fourth quarter.

      Selling and Marketing. Selling and marketing expenses increased by approximately $515,794 from the six month period ended September 30, 1996. Selling and marketing expenses were approximately $942,893, or 9% of net sales, for the six month period just ended and were approximately $427,099, or 10% of net sales, for the same period last year. The increase is due, in part, to the inclusion of BASIS into this years numbers, as well as increases in field sales staff. The Company plans to continue to increase selling and marketing staff and product promotion expenses as part of its growth strategy.

      General and Administrative. General and administrative expenses increased from approximately $1,220,029 during the six month period last year to approximately $1,547,035 for the six months ended September 30, 1997. As a percentage of sales, general and administrative expense decreased from 29% last year to 15% this year. The increased amount is due to the addition of BASIS and the amortization of goodwill associated with the BASIS purchase. The Company believes that general and administrative expenses will continue to decrease as a percentage of sales.

      Research and Development. Research and development was approximately $196,832, or 2% of net sales for the six months ended September 30, 1997 versus approximately $181,513, or 4%, for the same period last year. The Company believes that development expenses will continue to reflect approximately 2% of total net sales.

      Operating Loss. The operating loss for the six month period decreased to $584,731, or 6% of sales, from the operating loss of $814,031, or 19% of sales, for the first six months of the prior year. The operating loss improvement was the result of the increased sales as well as the decrease in the rate of operating expenses to sales as reductions in operating expenses continued to have an impact.

      Interest and Other Income. Interest expense and other income for the six months ended September 30, 1997 was $188,279 compared to $395,595 interest expense for the first six months of the prior year, of which approximately $355,000 was related to bridge financing prior to the Company's initial public offering. Interest income for the prior year's six month period totaled approximately $69,776, compared to $5,793 for the current six month period.

      Income Taxes. The Company had no income tax expense for the first six month period of fiscal 1998 and 1997. As of March 31, 1997, the Company had Federal net operating loss carryforwards of approximately

$6,400,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

      Net Loss. The net loss for the six months ended September 30, 1997 was $767,217, or 7% of sales, a significant improvement from the loss of approximately $1,139,850 which was 27% of sales, for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

      Liquidity and Capital Resources. Cash and cash equivalents totaled $382,772 at September 30, 1997 compared to $815,120 at March 31, 1997. The decrease in cash was the result of funds required for operations and was primarily used to finance sales.

      The Company has a $1,000,000 line of credit with its bank which was subject to renewal in August 1997. Management and its bank have agreed to extend the line of credit under substantially the same terms. The interest rate under the line of credit is the bank's prime rate. The line of credit is secured by the Company's $1,000,000 money market account. The credit agreement contains, among other things, restrictive financial covenants. As of September 30, 1997, borrowings under this agreement were $1,000,000 and the Company was compliant with the covenants.

      The Company also maintains a $2,200,000 line of credit for the financing of accounts receivable and inventory with Deutsche Financial Services ("DFS") for its BASIS subsidiary. This financing facility was subject to renewal in August 1997. The Company and DFS have agreed to extend the line of credit through February 1998 under substantially the same terms. The interest rate is at the prime rate plus 1%. The credit facility is collateralized by a $300,000 irrevocable letter of credit from the Company's bank. As of September 30, 1997 borrowings under this agreement were $895,697. During the extension period the Company plans to establish a new line of credit for the financing of accounts receivable at both BASIS and GRS. The Company has not yet completed the financing for this line of credit. The Company does not have a commitment letter at this time; however the Company is negotiating this with several firms.

      During the previous fiscal year, the Company borrowed approximately $100,000 of current debt due on June 1997 at a rate of 8%. During July 1997, the note holder agreed to extend the date of the payment to October 1, 1997.

      Additionally, in the previous fiscal year the Company borrowed $820,000 in a private offering of 10% Subordinated Convertible Notes. The Notes are due on December 31, 1999. Prior to September 30, 1997, with the exception of one $100,000 note holder, the Company renegotiated the conversion terms with note holders of the remaining $720,000. The revised terms assign a fixed conversion price of $3.75 per share. In addition, the note holders will be granted a total of 25,200 warrants to purchase shares of the Company's common stock at a price of $2.00 per share. The warrants will expire on December 31, 2001.

      During the previous fiscal year the Company borrowed $240,000 in short term notes collateralized by its computer equipment and office furnishings. These notes were due on July 31, 1997. Interest on these notes is paid monthly at a rate of 2%. In July 1997, the note holders agreed to extend the payment of the notes until October 31, 1997. During the six month period, an additional $125,000 was borrowed against this equipment. At September 30, 1997, total borrowings on the short term equipment notes were $365,000. Of the $365,000, holders of notes totaling $305,000 agreed to extend through December 31, 1997, and the remaining $60,000 will be paid during the month of November 1997.

      During the quarter, the Company purchased approximately $91,433 in capital equipment and software for use at BASIS and GRS.

      During the quarter ended September 30, 1997 and continuing on into the second quarter of the current fiscal year, the Company has taken steps to reduce its corporate overhead and overall operating costs where possible. The Company believes that these reductions will not significantly impact the overall strategy of the Company and will create efficiencies that will facilitate generating positive cash flows from operations.

      During July 1997, the Company initiated a private placement offering of $3,000,000 of 8% Cumulative Convertible Preferred Stock. These shares have rights to convert to common stock and warrants to purchase additional shares of common stock of the Company. The offering was made to non-U.S. persons as defined in Regulation S of the Securities Act of 1933. Shares were offered in minimum quantities of 16,667 shares ($100,000) and a maximum of 500,000 shares ($3,000,000) at a price of $6.00 per share. The offering period ends at the earlier of the sale of all of the shares offered or on December 31, 1997. Convertible shares may be converted by the buyer on the earlier of June 30, 1998 or on the first day that the common stock of the Company is traded publicly on a European exchange after a secondary offering on such exchange has been effected. The conversion rate per share of preferred stock is $6.00 divided by the conversion price. In the event the secondary Offering has been completed prior to June 30, 1998, the Conversion Price shall be set at the same price as the common stock offered in the Secondary Offering. In the event a Secondary Offering has not been completed by June 30, 1998, the Conversion Price shall be the average trading price of the Company's common stock (NASDAQ: PRLO; BSE: PRC) during the month of June 1998 with a minimum price of $2.00 per share. For each share of common stock received through conversion the holder will receive one warrant (which will expire December 31, 2000) to purchase one share of common stock of the Company at an exercise price equivalent to the effective conversion price. The net proceeds from this offering will be used for general working capital, possible future acquisitions and product development. Through the end of September 1997, the Company had received subscriptions for $250,000 of the Preferred Stock. The Company announced in October 1997, the engagement of Europe Finance et Industrie as the Company's exclusive placement agent in Europe.

      Through the first six months of the fiscal year, the Company has not generated sufficient cash flows from operations to fund its current operations and, at the same time, the additional overhead required to continue the Company's growth strategy and has therefore had to supplement its cash outflow of $432,348 with borrowings from its lines of credit, and other short term borrowings. The Company has not been able to implement its plan of integrating the sale of its software into the newly acquired subsidiaries and has not generated the software sales it had anticipated and has therefore not generated the higher margin sales that it had expected. Management believes that it must rely on outside sources of funds and reductions in operating costs until revenues from both hardware, services and software generate margins which will offset cash outflows.

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


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      This form 10-QSB contains forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's 1997 Form 10-KSB.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   As of the date of this filing, neither the Company nor its subsidiaries are a party to any legal proceedings, the outcome of which, in management's opinion, would have a material adverse effect on the Company's operations or financial position.

ITEM 2. CHANGES IN SECURITIES

Through the end of September 1997, the Company had received subscriptions for $250,000 of the private placement offering of the 8% Cumulative Convertible Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on October 24, 1997, in Tucson, Arizona. At the Annual Meeting, all five persons nominated as Directors by the Board of Directors were elected to serve a one-year term, until their respective successors are elected and qualified at the 1998 Annual Meeting of Shareholders. The votes for each nominee was as follows:

Name                        Votes For         Votes Against       Votes Abstained           Unvoted
----                        ---------         -------------       ---------------           -------
James M. Heim               2,866,678            15,540                  0                  809,177
Richard E. Metz             2,867,178            15,040                  0                  809,177
Herbert F. Day              2,867,178            15,040                  0                  809,177
Craig W. Rauchle            2,867,178            15,040                  0                  809,177
Mark S. Biestman            2,867,178            15,040                  0                  809,177

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-QSB

A.    Exhibits:

        Exhibit Number     Document                                         Page
        --------------     --------                                         ----
        11              Schedule of Computation of Net Loss Per Share       13
        27              Financial Data Schedule

B.     Reports:

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PROLOGIC MANAGEMENT SYSTEMS, INC.



DATED:  November 14, 1997     By: /s/  James M. Heim
                                  ------------------------------------------
                                       James M. Heim
                                       President and Chief Executive Officer





                              By: /s/  William E. Wallin
                                  ------------------------------------------
                                        William E. Wallin

                                        Vice President, Chief Financial Officer,
                                        Treasurer (Principal Financial and
                                        Accounting Officer)