Form 10QSB
period 1997-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1998-02-17
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1997.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No. [ ]


Number of shares of common stock outstanding on December 31, 1997 was 4,398,725.


Transitional Small Business Disclosure Format:
                            Yes [ ] ; No [X].

                        Prologic Management Systems, Inc.
                                      Index


                                                                                                          Page
                                                                                                          ----
Part I.    FINANCIAL INFORMATION                                                                             3

Item 1.    Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at December 31, 1997 and March 31, 1997                 3

               Condensed Consolidated Statements of Operations for the Three Months and Nine Months
               Ended December 31, 1997 and December 31, 1996                                                 4

               Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
               December 31, 1997 and December 31, 1996                                                       5

               Notes to Condensed Consolidated Financial Statements                                          6

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition             7


Part II.   OTHER INFORMATION                                                                                12

Item 1.    Legal Proceedings                                                                                12

Item 2.    Changes in Securities                                                                            12

Item 3.    Defaults upon Senior Securities                                                                  12

Item 4.    Submission of Matters to a Vote by Security Holders                                              12

Item 5.    Other Information                                                                                12

Item 6.    Exhibits and Reports on Form 10-QSB                                                              12
                           Exhibit 11                                                                       14
                           Exhibit 27

SIGNATURES                                                                                                  13

PART I.  FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            DECEMBER 31, 1997   MARCH 31, 1997
                                                            -----------------   --------------
ASSETS                                                         (unaudited)
Cash                                                          $   438,728        $   815,120
Restricted cash                                                 1,000,000          1,000,000
Trade accounts receivable less allowance
for doubtful accounts of $228,594 at
March 31, 1997 and at December 31, 1997                         4,096,315          2,696,444
Notes receivable                                                   38,889             58,333
Inventories                                                       305,192            293,478
Prepaid expenses                                                  176,501             91,030
                                                              -----------        -----------
          Total current assets                                  6,055,625          4,954,405


Property and equipment, net                                       521,150            545,113
Goodwill, net                                                   1,333,786          1,514,162
Other assets                                                      117,444            112,444
                                                              -----------        -----------
          TOTAL ASSETS                                        $ 8,028,005        $ 7,126,124
                                                              ===========        ===========

LIABILITIES AND EQUITY

Lines of credit                                               $ 1,556,745        $ 1,102,448
Current installments of long term debt                             39,816             63,074
Notes payable                                                     459,007            394,570
Accounts payable                                                3,277,324          2,697,341
Accrued expenses                                                  488,292            352,659
Deferred maintenance revenue                                      192,464            114,633
                                                              -----------        -----------
          Total current liabilities                             6,013,648          4,724,725

Long term debt, excluding current portion                         889,124            980,309

Shareholders' equity
    Preferred stock, no par value. Authorized 1,000,000
    shares; 41,667 shares issued and outstanding                  250,000               --
    Common stock, no par value, Authorized
    10,000,000 shares; 3,675,395 issued at March 31,
    1997 and 4,398,725 at December 31, 1997                     8,613,537          8,038,955
Accumulated deficit                                            (7,738,304)        (6,617,865)
                                                              -----------        -----------
          Net shareholders' equity                              1,125,233          1,421,090

          TOTAL LIABILITIES AND EQUITY                        $ 8,028,005        $ 7,126,124
                                                              ===========        ===========



See accompanying notes to the condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                DECEMBER 31,                            DECEMBER 31,
                                            1997              1996                  1997              1996
                                            ----              ----                  ----              ----
Revenues
     Hardware                           $ 4,366,426        $ 4,441,796        $ 12,595,553        $  7,329,495
     Licenses                             1,041,657            793,902           2,212,302           1,347,728
     Services                               938,778            727,022           2,122,822           1,519,411
                                        -----------        -----------        ------------        ------------
         Total Net Revenue              $ 6,346,861        $ 5,962,720        $ 16,930,677        $ 10,196,634

Cost of Sales                             5,057,098          4,667,923          13,538,885           7,887,227

Gross Margin                              1,289,763          1,294,797           3,391,792           2,309,407

Operating Expenses
     Selling and Marketing                  651,899            797,649           1,594,792           1,224,748
     General & Administrative               745,336            713,270           2,292,371           1,937,658
     Research & Development                 113,141            230,943             309,973             412,456
                                        -----------        -----------        ------------        ------------
                                          1,510,376          1,741,862           4,197,136           3,574,862

     Operating Income (Loss)               (220,613)          (447,065)           (805,344)         (1,265,455)

     Interest expense                      (113,058)          (108,207)           (301,348)           (503,802)
     Other income (expense)                 (21,800)           (40,097)            (16,006)             34,037
                                        -----------        -----------        ------------        ------------
Income (loss) before taxes                 (355,471)          (595,369)         (1,122,698)         (1,735,220)

Income Taxes                                      0                  0                   0                   0
                                        -----------        -----------        ------------        ------------
Net loss                                $  (355,471)       $  (595,369)       $ (1,122,698)       $ (1,735,220)
                                        ===========        ===========        ============        ============

Basic Earnings (loss) per share         $     (0.10)       $      (0.16)       $      (0.30)      $      (0.47)

Diluted Earnings (loss) per share       $     (0.10)       $      (0.16)       $      (0.30)      $      (0.47)



See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED DECEMBER 31,
                                                                       1997                 1996
                                                                       ----                 ----
Cash flows from operating activities:
Net loss                                                             $(1,122,698)       $(1,735,220)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
           Depreciation and amortization                                 321,932            671,317
           Changes in:
                  Trade accounts receivable                           (1,399,871)        (3,418,661)
                  Accounts payable and accrued expenses                  715,616          2,316,077
                  Other assets and liabilities                            (4,910)        (1,750,926)
                                                                     -----------        -----------
                         Total adjustments                              (367,233)        (2,182,193)
                                                                     -----------        -----------
                         Net cash used in operating activities        (1,489,931)        (3,917,413)
                                                                     -----------        -----------

Cash flows from investing activities:
     Purchase of equipment                                              (115,333)          (785,215)
                                                                     -----------        -----------
                         Net cash provided by (used in )
                         investing activities                           (115,333)          (785,215)

Cash flows from financing activities:
     Issuance of notes payable and debt                                  729,280          2,517,272
     Repayment of debt                                                  (324,989)        (1,046,807)
     Issuance of Preferred Stock                                         250,000               --
     Issuance of common stock                                            574,581          1,417,232
                                                                     -----------        -----------

                         Net cash provided by (used in)
                         financing activities                          1,228,872          2,887,697
                                                                     -----------        -----------

Net cash increase in cash and cash equivalents                          (376,392)        (1,814,931)

Cash and cash equivalents, beginning of period                           815,120          3,426,981
                                                                     -----------        -----------

Cash and cash equivalents, end of period                                 438,728          1,612,050
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

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Report on Form 10-KSB. The results of operations for the three months and the nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    Earnings Per Share Calculation

         Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated while giving effect to the diluted potential common shares that were outstanding during the period. Because the Company had an operating loss during the period, diluted earnings per share is computed in the same manner as basic earnings per share.

2.    Line of Credit

         The Company has a $1,000,000 line of credit with its bank which was subject to renewal in August 1997. Management and its bank have agreed to extend the line of credit on a month to month basis under substantially the same terms. The interest rate under the line of credit is the bank's prime rate. The line of credit is secured by the Company's $1,000,000 money market account. The credit agreement contains, among other things, restrictive financial covenants. As of December 31, 1997, borrowings under this agreement were $1,000,000 and the Company was compliant with the covenants.

         The Company also maintains a $2,200,000 line of credit for the financing of accounts receivable and inventory with Deutsche Financial Services ("DFS") for its BASIS subsidiary. This financing facility was subject to renewal in August 1997. The Company and DFS have agreed to extend the line of credit through February 1998 under substantially the same terms. The interest rate is at the prime rate plus 1%. The credit facility is collateralized by a $300,000 CD from the Company's bank. As of December 31, 1997, borrowings under this agreement were $556,745. During the extension period, the Company plans to establish a new line of credit for the financing of accounts receivable at both BASIS and GRS. The Company has not yet completed the financing for this line of credit. The Company does not have a commitment letter at this time; however the Company is negotiating this with several firms.

3.    Goodwill

         Goodwill arose from the acquisition of GRS and BASIS and represents the excess of the purchase price over the estimated fair value of the net assets of GRS and BASIS. Goodwill is being amortized on a straight-line basis over the period of expected benefit of 7 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization totaled $384,845 at December 31, 1997.

4.      Property and Equipment

             Property and equipment as of September 1997 are comprised of the following:
                                                                                 December 31,        March 31,
                                                                                        1997             1997
                                                                               -------------     -------------
             Furniture and Fixtures                                            $     225,648     $     215,344
             Computer equipment and software                                   $   1,103,602     $     999,774
                                                                               -------------     -------------
                                                                               $   1,329,250     $   1,215,118

             Less accumulated depreciation                                     $     808,100     $     670,005
                                                                               -------------     -------------

                         Net property and equipment                            $     521,150     $     545,113
                                                                               =============     =============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    The following discussion should be read in conjunction with the audited Consolidated Financial Statements as filed in the Company's annual report on Form 10-KSB. Except for the historical information contained herein, the matters discussed in this 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.


INTRODUCTION

    The Company provides systems integration services, networking services and applications software for the commercial market. The systems integration services include consulting, maintenance, training and the installation of hardware on which to implement the Company's as well as third party software products. The Prologic proprietary applications software is licensed for use to manufacturers and for use in the wholesale distribution industry. The Company's services and products are not directed to the retail consumer market. The financial information for the periods ended December 31, 1996 includes operating activity from GRS, a wholly owned subsidiary which was acquired on September 30, 1995, and five months of the operating activity of BASIS, acquired in August 1996. The financial information for the periods ended December 31, 1997 includes the operating activity of GRS and BASIS. For additional information on the combined operating results of the Company and its subsidiaries, see the Condensed Consolidated Financial Statements of the Company and Notes thereto. The discussion should be read in conjunction with and is qualified in its entirety by the Condensed Consolidated Financial Statements of the Company and Notes thereto.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

    Net Sales. Net sales for the third quarter of fiscal 1998 increased by $384,141 to $6,346,861 compared to the third quarter of the previous fiscal year when sales were $5,962,720. The most significant growth came from the sale of third party software licenses and services, which increased by approximately 31.2% and 29.1%, respectively. Sales of third party software licenses increased 31.2% to $1,041,657 compared to $793,902 for the third quarter of the previous fiscal year. The 29.1% increase in sales of services, which were predominantly integration projects, amounted to $938,778, compared to sales of the previous year's third quarter of $727,022. As we begin to see a favorable change in the sales mix with an increase in software and license sales, hardware sales, as a percentage of total net sales, decreased from the third quarter of the previous fiscal year when they were 74.5% of total sales. Sales of third party software licenses and services were 16.4% and 14.8%, respectively, of total net sales during the quarter compared to 13.3% and 12.2% during the previous year.

    Cost of Sales. Cost of sales increased proportionate to the increase in net sales. Total cost of sales for the third quarter of the current fiscal year was $5,057,098, or 79.7% of net sales, compared to cost of sales for the same period last year of $4,667,923 or 78.3% of net sales. Although the sales mix during the quarter began to change to the more profitable sales of software and services, competitive pressure on the sales of third party hardware reduced the margin on hardware sales, having an impact on overall margin. The Company's strategy is to continue to increase the sales of integration services through its subsidiaries and to begin to increase sales of its proprietary software products though its subsidiaries' distribution channels. As sales of services and software increase in relation to the sale of hardware, the Company expects to see more favorable changes in its gross profit.

    Selling and Marketing. Selling and marketing expenses decreased to $651,899, or 10.3% of net sales, for the three month period ended December 31, 1997 compared to $797,649, or 13.4% of net sales, for the same period of the previous fiscal year. The higher rate of expense in the third quarter of the previous fiscal year is attributable, in part, to a one-time expense incurred by the Company as part of its marketing plan. The Company expects to continue to increase sales and marketing expenditures as it implements its growth strategy, and expects the rate of expense to sales dollars to increase somewhat over the short term.

    General and Administrative. General and administrative expenses were $745,336, or 11.7% of net sales, for the third quarter of the current fiscal year, compared to $713,270, or 12.0% of net sales, for the third quarter of the previous fiscal year. The Company expects total general and administrative expenses to decrease as a percentage of sales as the Company continues to centralize many administrative functions into its Corporate office.

    Research and Development. Total research and development expense decreased to $113,141, or 1.8% of sales, in the quarter ended December 31, 1997, compared to research and development expenses of $230,943, or 3.9% of sales, for the same period last year. Research and development is primarily concerned with upgrading current proprietary software modules and developing additional applications for the existing product line.

    Operating Loss. The operating loss for the period decreased to $220,613, or 3.5% of sales, from $447,065, or 7.5% of sales, for the same period last year. The operating loss improvement was the result of increased sales, as well as the decrease in the rate of operating expenses to sales, as reductions in operating expenses continued to have an impact.

    Interest, Other Income and Expense. Interest expense and other expense for the quarter of $113,058, was mainly interest paid on the current lines of credit, short term and long term borrowings. The Company incurred approximately $21,800 of other expenses, associated with raising capital.

    Income Taxes. The Company had no income tax expense for the third quarter of fiscal 1998 and 1997. As of March 31, 1997, the Company had Federal net operating loss carryforwards of approximately $6,400,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

    Net Loss. The net loss for the quarter ended December 31, 1997 decreased to approximately $355,471 versus a loss for the same period of the prior fiscal year of approximately $595,369. The decrease in net operating loss was the result of the increased sales and reduced operating expenses during the quarter.

NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

    Net Sales. Net sales for the nine months ended December 31, 1997 increased to approximately $16,930,677 versus the net sales for the same period one year ago of approximately $10,196,634, an increase of approximately $6,734,043. The increase occurred in all sales categories with the largest increase in third party hardware, which increased by $5,266,058. With the increase in total revenues, came a change in the sales mix, as sales of hardware increased as a percent of total sales from 71.9% to 74.4%, and sales of software and services decreased from 28.1% to 25.6% of total sales. BASIS, acquired in August 1996, was only included for five months of the nine month period ended December 31, 1996, and included for the entire nine month period of this fiscal year.

    Cost of Sales. Cost of sales increased from approximately $7,887,227, or 77.4% of sales, to approximately $13,538,885 or 80% of sales, due to the increased total sales as well as the change in sales mix to higher costing third party hardware sales. The change, as a percent of total sales, reflects the lower margin that is earned on sales of third party hardware versus the margin earned on sales of integration services and proprietary software. The Company's strategy is to increase the sale of high margin integration services and proprietary software products by creating distribution channels through acquisitions of system integration firms. The Company expects to begin to see increases in its services and software sales from its operating subsidiaries in the fourth quarter.

    Selling and Marketing. Selling and marketing expenses increased by approximately $370,044 from the nine month period ended December 31, 1996. Selling and marketing expenses were approximately $1,594,792 for the nine month period just ended and were approximately $1,224,748 for the same period last year. As a percentage of sales, selling and marketing expense decreased from 12.0% last year to 9.4% this year. The increase is due, in part, to the inclusion of BASIS for the whole year, as well as increases in field sales staff. The Company plans to continue to increase selling and marketing staff and product promotion expenses as part of its growth strategy.

    General and Administrative. General and administrative expenses increased from approximately $1,937,658 during the nine month period last year to approximately $2,292,371 for the nine months ended December 31, 1997. The increased amount is due to the addition of BASIS and the amortization of goodwill associated with the BASIS purchase. As a percentage of sales, general and administrative expense decreased from 19.0% last year to 13.5% this year. The Company believes that general and administrative expenses will continue to decrease as a percentage of sales.

    Research and Development. Research and development expense decreased to approximately $309,973, or 1.8% of net sales for the nine months ended December 31, 1997 versus approximately $412,456, or 4.0% of net sales, for the same period last year. The Company believes that development expenses will continue to reflect approximately 2% of total net sales.

    Operating Loss. The operating loss for the nine month period decreased $460,111, from the operating loss of $1,265,455, or 12.4% of sales, for the first nine months of the prior year. The operating loss improvement was the result of the increased sales, as well as the decrease in the rate of operating expenses to sales as reductions in operating expenses continued to have an impact.

    Interest, Other Income and Expenses. Interest expense and other expense for the nine months ended December 31, 1997 decreased to $317,355 compared to $469,765 interest expense and other income for the first nine months of the prior year.

    Income Taxes. The Company had no income tax expense for the first nine month period of fiscal 1998 and 1997. As of March 31, 1997, the Company had Federal net operating loss carryforwards of approximately $6,400,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

    Net Loss. The net loss for the nine months ended December 31, 1997 was $1,122,698, or 6.6% of sales, a significant improvement from the loss of approximately $1,735,220 which was 17.0% of sales, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Capital Resources. Cash and cash equivalents totaled $438,728 at December 31, 1997 compared to $815,120 at March 31, 1997. The decrease in cash was the result of funds required for operations and was primarily used to finance increased sales.

    The Company has a $1,000,000 line of credit with its bank which was subject to renewal in August 1997. Management and its bank have agreed to extend the line of credit on a month to month basis under substantially the same terms. The interest rate under the line of credit is the bank's prime rate. The line of credit is secured by the Company's $1,000,000 money market account. The credit agreement contains, among other things, restrictive financial covenants. As of December 31, 1997, borrowings under this agreement were $1,000,000 and the Company was compliant with the covenants.

    The Company also maintains a $2,200,000 line of credit for the financing of accounts receivable and inventory with Deutsche Financial Services ("DFS") for its BASIS subsidiary. This financing facility was subject to renewal in August 1997. The Company and DFS have agreed to extend the line of credit through February 1998 under substantially the same terms. The interest rate is at the prime rate plus 1%. The credit facility is collateralized by a $300,000 CD from the Company's bank. As of December 31, 1997 borrowings under this agreement were $556,745. During the extension period the Company plans to establish a new line of credit for the financing of accounts receivable at both BASIS and GRS. The Company has not yet completed the financing for this line of credit. The Company does not have a commitment letter at this time; however the Company is negotiating this with several firms.

    During the previous fiscal year, the Company borrowed approximately $100,000 of current debt due on June 1997 at a rate of 8%. During July 1997, the note holder agreed to extend on a month to month basis. As a result of the extension, the Company issues 10,000 restricted common shares per month to the note holder for the term of the extension.

    Additionally, in the previous fiscal year the Company borrowed $820,000 in a private offering of 10% Subordinated Convertible Notes. The Notes are due on December 31, 1999. Prior to September 30, 1997, with the exception of one $100,000 note holder, the Company renegotiated the conversion terms with note holders of the remaining $720,000. The revised terms assign a fixed conversion price of $3.75 per share. In addition, the note holders have been granted a total of 252,000 warrants to purchase shares of the Company's common stock at a price of $2.00 per share. The warrants will expire on December 31, 2001. During December 1997 one $100,000 note holder exchanged the debt for unregistered common stock of the Company. The common stock was exchanged at a price of $.625 per share for a total of 160,000 shares. The Company may, at the Company's option, repurchase the shares on or before April 15, 1998, at $.75 per share.

    During the previous fiscal year the Company borrowed $240,000 in short term notes collateralized by its computer equipment and office furnishings. These notes were due on July 31, 1997. Interest on these notes is paid monthly at a rate of 2%. In July 1997, the note holders agreed to extend the payment of the notes until October 31, 1997. During the first half of the fiscal year, an additional $125,000 was borrowed against this equipment. At September 30, 1997, total borrowings on the short term equipment notes were $365,000. Of the $365,000, holders of notes totaling $205,000 agreed to extend through December 31, 1997, and the remaining $160,000 exchanged their debt for unregistered common stock of the Company. The common stock was exchanged at a price of $.625 per share for a total of 256,000 shares. The Company may, at the Company's option, repurchase the shares on or before April 15, 1998, at $.75 per share.

    During November and December 1997, three affiliates of the Company purchased, through cash and the assumption of debt, 241,330 shares of unregistered common stock of the Company at $1.00 per share, which was in excess of the market price of the Company's common stock on the respective dates of purchase.

    During the quarter, the Company purchased approximately $115,333 in capital equipment and software for use at BASIS and GRS.

    During the current fiscal year, the Company has taken steps to reduce its corporate overhead and overall operating costs where possible. The Company believes that these reductions will not significantly impact the overall strategy of the Company and will create efficiencies that will facilitate generating positive cash flows from operations.

    During July 1997, the Company initiated a private placement offering of $3,000,000 of 8% Cumulative Convertible Preferred Stock. These shares have rights to convert to common stock and warrants to purchase additional shares of common stock of the Company. The offering was made to non-U.S. persons as defined in Regulation S of the Securities Act of 1933. Shares were offered in minimum quantities of 16,667 shares ($100,000) and a maximum of 500,000 shares ($3,000,000) at a price of $6.00 per share. The offering period ends at the earlier of the sale of all of the shares offered or on March 31, 1998. Convertible shares may be converted by the buyer on the earlier of June 30, 1998 or on the first day that the common stock of the Company is traded publicly on a European exchange after a secondary offering on such exchange has been effected. The conversion rate per share of preferred stock is $6.00 divided by the conversion price. In the event the secondary Offering has been completed prior to June 30, 1998, the Conversion Price shall be set at the same price as the common stock offered in the Secondary Offering. In the event a Secondary Offering has not been completed by June 30, 1998, the Conversion Price shall be the average trading price of the Company's common stock (NASDAQ: PRLO; BSE: PRC) during the month of June 1998 with a minimum price of $2.00 per share. For each share of common stock received through conversion the holder will receive one warrant (which will expire December 31, 2000) to purchase one share of common stock of the Company at an exercise price equivalent to the effective conversion price. The net proceeds from this offering will be used for general working capital, possible future acquisitions and product development. Through the end of December 1997, the Company had received subscriptions for $250,000 of the Preferred Stock. The Company announced in October 1997, the engagement of Europe Finance et Industrie as the Company's exclusive placement agent in Europe.

    Through the first nine months of the fiscal year, the Company has not generated sufficient cash flows from operations to fund its current operations and, at the same time, the additional overhead required to continue the Company's growth strategy and has therefore had to supplement its cash outflow of $1,605,264 with borrowings from its lines of credit, and other short term borrowings. The Company has not been able to implement its plan of integrating the sale of its software into the newly acquired subsidiaries and has not generated the software sales it had anticipated and has therefore not generated the higher margin sales that it had expected. Management believes that it must rely on outside sources of funds and reductions in operating costs until revenues from both hardware, services and software generate margins which will offset cash outflows.

    In the future, the Company will require additional equity and/or debt financing to achieve its current as well as future plans for expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet current and future plans for expansion could be materially adversely affected. In addition, if the Company cannot maintain net equity of a minimum of $1,000,000 or net tangible assets of $2,000,000 (as established by Nasdaq to be effective February 23, 1998), the Company's listing on the NASDAQ stock exchange could be suspended until the equity and net tangible asset requirements for relisting (which are higher than the foregoing listing maintenance figures) are met. The Company, as part of its expansion strategy, regularly reviews possible opportunities to acquire systems integration companies and businesses which would expand the Company's geographic market presence.

    Year 2000 Issue. The Company's proprietary manufacturing product line is Year 2000 compliant and will be released in July 1998. The Company's internal development tools are Year 2000 compliant. The accounting portion of the proprietary distribution product line will be Year 2000 compliant by August 1998. Internally, the Company uses its distribution software accounting package and does not foresee any problems in converting to the Year 2000 compliant version of its software. The Company does not foresee any problems in working with third party companies or clients because of the Year 2000 issue. Furthermore, the Company does not believe that clients utilizing its software products will have any problems with their vendors because of the Year 2000 issue. Costs relating to the development of the Year 2000 issue have been included in the research and development expenses over the past year; we expect additional expenses associated with Year 2000 compliance to be less than $50,000, incurred over the next 9 months, and will be included in research and development expenses, as incurred.

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

ITEM 2. CHANGES IN SECURITIES

Through the end of December 1997, the Company had received subscriptions for $250,000 of the private placement offering of the 8% Cumulative Convertible Preferred Stock.

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
       27                   Financial Data Schedule


B.     Reports:
No reports on Form 8-K were filed during the quarter ended December 30, 1997.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PROLOGIC MANAGEMENT SYSTEMS, INC.



DATED:  February 13, 1998      By: /s/  James M. Heim
                                        ----------------------------------------
                                        James M. Heim
                                        President and Chief Executive Officer





                               By: /s/  William E. Wallin
                                        ----------------------------------------
                                        William E. Wallin
                                        Vice President, Chief Financial Officer,
                                        Treasurer (Principal Financial and
                                        Accounting Officer)

                                 Exhibit Index

       Exhibit Number       Document
       --------------       --------
       11                   Schedule of Computation of Net Loss Per Share
       27                   Financial Data Schedule