Form 10KSB
period 1998-03-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1998-08-21
CIK 938320

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1998.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ].

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $21,623,000.

As of March 31, 1998, the aggregate market value of voting stock held by non-affiliates of the issuer: $3,071,980 based on Common Stock of 3,071,980. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

Number of shares of common stock outstanding on March 31, 1998 was 4,478,724.

Transitional Small Business Disclosure Format: Yes [ ]; No [X].

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

                                     PART I
RECENT DEVELOPMENTS

Liquidity

         Prologic Management Systems, Inc. ("Prologic") together with its subsidiaries (the "Company") is a commercial systems integration and software development firm. Historically the Company has not been able to generate sufficient cash flows from operations to support its operations and has had to depend on working capital reserves and outside capital sources to supplement its cash flow. New equity investments, advances on lines of credit, other short and long term borrowings and credit granted by its suppliers and vendors have been able to sustain the Company operations over the past several years. During the fiscal year ended March 31, 1998 ("fiscal 1998"), the Company received in excess of $750,000 of new equity from cash investments and debt conversion. Subsequent to March 31, 1998, an additional $740,000 of debt has been converted to equity. The Company's ability to raise additional capital and its relationships with these suppliers, vendors and financial sources are critical to the continued viability of the Company.

         The Company's primary supplier, whose products accounted for approximately 65% of the Company's fiscal 1998 revenues, currently allows the Company to purchase goods on open credit and under a program that allows customers to assign proceeds from sales of products directly to the supplier. At March 31, 1998, the Company had balances of $1,217,000 under the assignment of proceeds program and $444,000 on open credit with this supplier. The current stated credit limit with this supplier is $600,000. Historically, the supplier has allowed the Company to exceed its credit limits. However, there is no assurance that this supplier will continue to do so. Although this supplier is not the sole source of the Company's products, the Company has a long relationship with this supplier and would like to continue the relationship. Management is currently pursuing options available to the Company for increasing the credit limit and financing purchases with other sources. Although this relationship and the stated credit limit have not caused delays in meeting customer shipments, management believes that because of the trends in the Company's operating results and the current low credit limit that the Company's ability to meet customer demands could be effected.

         During fiscal 1998, the Company signed a $5,000,000 financing agreement with Coast Business Credit for a line of credit to finance accounts receivable for its Great River Systems, Inc. ("GRSI") and BASIS, Inc. ("BASIS") subsidiaries. This credit facility replaced a $2.2 million credit facility that was in place at its BASIS subsidiary. This new facility is designed to provide working capital to support the Company's sales growth for both subsidiaries. Among other things the agreement required that the Company maintain a combined net worth at its BASIS and GRSI subsidiaries of at least $1,000,000. The Company received a waiver for non-compliance with this requirement at March 31, 1998 and modified the agreement in July 1998 to a combined net worth requirement of $750,000 for both subsidiaries. The total amount of the line of credit outstanding at March 31, 1998 was $1,238,000 with additional availability of approximately $117,000. At August 14, 1998 the Company had $1,055,000 outstanding on the line with additional availability of $65,000.

Delisting of Securities From Nasdaq SmallCap Market and the Boston Stock Exchange, Inc.

         As of March 31, 1998, the Company's common stock and the Company's warrants to purchase shares of common stock were listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. In order remain listed on the Nasdaq SmallCap Market, an issuer must meet the "continued listing criteria" established by The Nasdaq Stock Market, Inc. ("Nasdaq"). As previously reported in the Company's

Report on Form 10-QSB for the quarter ended December 31, 1998, the Nasdaq Stock Market (in February 1998) changed the continued listing criteria, including the minimum equity requirement of $1,000,000 to a net tangible assets (assets minus liabilities minus goodwill) requirement of at least $2,000,000. To be in compliance with this specific requirement, the Company would have needed over $3,000,000 of additional capital investment at March 31, 1998. In addition, Nasdaq requires that a Nasdaq SmallCap Market issuer maintain a minimum bid price of at least $1 per share. At March 31, 1998, the Company failed to meet the net tangible assets and the minimum bid price criteria for continued listing on the Nasdaq SmallCap Market, and on June 8, 1998, the Company was informed by Nasdaq that its securities would be delisted from the Nasdaq SmallCap Market. The Company filed to appeal that determination, and Nasdaq set an August 7, 1998 hearing date for the appeal. Although the capital needed to maintain continued listing on the Nasdaq Small Cap Market was available to the Company, the terms and conditions of such capital were unacceptable to the Company and the Company notified Nasdaq that it would not pursue its right to appeal the decision by Nasdaq to delist the Company's securities from the Nasdaq SmallCap Market. Accordingly, pursuant to the terms of the Nasdaq Listings Qualifications Panel decision dated June 8, 1998, the Company's Securities were delisted from the Nasdaq Stock Market effective with the close of business on August 7, 1998.

         The Boston Stock Exchange, Inc. also maintains certain quantitative and qualitative continued listing criteria, certain areas of which the Company did not meet. Accordingly, the Company elected not to maintain listing of its securities with the Boston Stock Exchange.

         With the delisting of the Company's securities from the Nasdaq SmallCap and the Boston Stock Exchange in August 1998, trading of the Company's securities may continue to be conducted on the OTC Electronic Bulletin Board or in the non-Nasdaq over-the-counter market. As a result, a holder of the Company's securities may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. In addition, purchases and sales of the Company's securities may be subject to Rule 15g-9 (the "Rule") promulgated by the Securities and Exchange Commission (the "SEC"). The Rule imposes various sales practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the Rule may have an adverse effect on the ability of broker-dealers to sell the Company's securities and may affect the salability of the Company's securities in the secondary market.

         The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system. With the Company's securities delisted from the Nasdaq SmallCap Market, they may come within the definition of penny stocks because the trading price of the Company's common stock in currently below the $5.00 per share threshold. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not exempt from the rules, to deliver a standardized document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer prior to effecting the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Changes In Management

         The President and Vice President of the Company's GRSI subsidiary elected not to renew their employment agreements, which expired under an extension on April 30, 1998. These officers had managed GRSI prior to the Company's acquisition of GRSI in September 1995, and continued to manage the subsidiary until the date of their departure. Although some disruption of operations at GRSI can be expected as a consequence of the terminations, the Company has consolidated the operations of GRSI with its BASIS subsidiary to maintain continuity in operations and minimize the impact of the terminations. During fiscal 1998, GRSI accounted for approximately $7,000,000, or 32.4% of the Company's total revenues.

         The Employment Agreement with the Chief Executive Officer of BASIS, Patricia F. Shanks, expires under an extension on July 31, 1998 and has been extended through August 31, 1998.

         William E. Wallin, the Company's Vice President of Finance and Chief Financial Officer has announced his intention to resign. The Company has an agreement with Mr. Wallin to provide ongoing assistance on a contract basis. The Company intends to announce a replacement by August 31, 1998.

Other

         The Company's independent public accountants have reported to the Company that, in the course of their audit of the Company's consolidated financial statements for the fiscal year ended March 31, 1998, they discovered various conditions that they believe constitute material weaknesses in the Company's internal controls. These conditions consist of (i) weakness in policies and procedures to ensure accurate timing, classification, and recording of significant transactions; (ii) weaknesses in maintaining formal documentation regarding accounting transactions; and (iii) weaknesses in operating and accounting personnel due to significant turnover and absence of technical competencies. The Company has been taking various steps intended to strengthen its financial controls, including engaging more experienced personnel in both operational and financial positions.


ITEM 1. BUSINESS

GENERAL

      Prologic Management Systems, Inc. is an Arizona corporation founded in 1984. The Company is a commercial systems integration and software development firm. The Company's subsidiaries, BASIS, based in Emeryville, California, and GRSI, based in St. Paul, Minnesota, offer national and regional systems integration expertise. The Company's system integration services include enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, Internet/intranet design and connectivity, and graphic design services for the World Wide Web. The Company's Prologic Tucson office has software development expertise in manufacturing, distribution and resource tracking for commercial clients. Prologic provides a full range of hardware and commercial software solutions, with a focus on UNIX-based products, as well as Microsoft NT and legacy interoperability. The Company's principal executive offices are located at 2030 East Speedway Boulevard, Tucson, Arizona 85719 and its telephone number is (520) 320-1000. The Company's World Wide Web Site can be accessed at www.prologic.com.

         In September 1995, Prologic acquired GRSI, a commercial systems integration firm based in St. Paul, Minnesota. In August 1996, Prologic acquired BASIS, a regional systems integration company based in the San Francisco Bay Area with additional offices in Portland, Oregon, and Sacramento and San Jose, California. The Company is currently planning to centralize its financial reporting and some administrative and marketing functions at its corporate office in Tucson, Arizona. In addition, the Company has expanded its BASIS subsidiary's presence in Northern California with the opening of sales offices in San Jose and Sacramento.


PRODUCTS AND SERVICES

         The Company provides systems integration services, software development, proprietary software products and related services, however, the majority of the Company's revenues are generated from systems integration and related product sales. The Company's services include systems integration, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, Internet/intranet design and connectivity, and graphic design services for the World Wide Web. The Company's software development expertise provides an internal resource for development needs in integration and custom projects. The Company's proprietary products include manufacturing, distribution, and resource tracking software for commercial clients, as well as its intranet-based sales tracking and reporting system and intranet-based document management, warehousing and retrieval system.

         The Company's revenues arise principally from the sale of systems integration-related products and services, the sale and re-engineering of third-party software, and the sale of its proprietary software. Since 1996, the Company has continued to increase sales of its systems integration services, which have a higher margin than sales of computer hardware and related services. Over the long term, the Company believes that the sale of professional services and proprietary software offers the greatest opportunity to increase the Company's overall margins, and the Company focuses its development expenditures principally on software and service development activities. To date, sales of the Company's professional services and proprietary software have represented an increasingly important percentage of gross margin. During the Company's fiscal year ended March 31, 1998 approximately 35% of the Company's total gross margin was generated by professional services. During the same fiscal year, approximately 65% of the Company's gross margin was generated by hardware sales and related third-party software, which have materially lower margins than sales of professional services, systems integration services or proprietary software.

         The Company provides national and regional product support, as well as Internet and Intranet application and framework and design, workgroup solutions and relational database development. The Company provides full-service planning, design, management, custom programming, systems integration, technical and consulting services. This includes consulting, maintenance and support, training and the installation and sale of third-party computer hardware and software products.

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

         In an effort to increase its software sales, the Company has focused a limited amount of development resources to address Year 2000 compliance and enhance and improve its application software products, which use an open architecture with the capability of accessing data from multiple industry-standard database architectures. The Company's principal software products are described below.

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

MARKETING AND DISTRIBUTION

         The Company's overall marketing and distribution effort is directed by its corporate office in Tucson. However, each subsidiary provides local sales and marketing management with additional support, when required, from the Tucson office. The Company's primary goal is to lead with its commercial systems integration expertise, leveraging its reputation and client base, and in the long term promote the sale of professional services and proprietary software products to increase the Company's overall margins and competitive advantage. To achieve this goal, the Company will address its existing customer base, develop new corporate accounts in targeted geographical areas and expand and develop strategic relationships with various companies that sell products within this market. The Company has joint marketing relationships with leading hardware vendors and will continue to offer its systems integration expertise. The Company currently has marketing agreements with Adobe, Access Graphics, Banyan, Cisco, IBM, Informix, Netscape Communications Corporation, Oracle,

Progressive Networks, Sun Microsystems, SunSoft, Sybase and Symbol Technologies to resell their products.

         The Company has established sales offices in Portland, Maine, San Jose and Sacramento, California (BASIS), as well as regional sales and integration centers in St. Paul, Minnesota (GRSI), Emeryville, California (BASIS), and Portland, Oregon (BASIS), to offer proximity to its customer and vendor base. The Company believes that there are sufficient numbers of qualified potential employees in the Tucson area, as well as in the Company's targeted expansion areas, to support the geographic expansion of the Company in accordance with the Company's long-range business plan.

GROWTH STRATEGY

         Notwithstanding the Company's temporary suspension of its acquisition activity, the Company's strategy is to grow its revenue both by increasing its systems integration services within its customer base at existing Company locations, and by acquiring existing systems integration companies and businesses. The Company has identified and qualified a number of potential acquisition candidates in targeted geographical locations. These candidates have technical personnel and sales resources that would be complementary to the Company's business plan. Once acquired, the Company's Corporate office will act as the administrative arm for new subsidiary companies, providing management, accounting, finance and marketing support. Once fully integrated, senior management, accounting functions, finance and marketing activity for the acquisitions will be consolidated and centralized at the Company's Corporate office.

         As acquisitions are integrated into the overall operations, the Company's focus will turn to securing higher gross margins. This will be accomplished primarily through the sale of systems integration services, and in the long term, the sale of proprietary software products and related services. Management believes that higher margins, if achieved, will enable the Company to internally fund the growth of the operations to take advantage of the significant acquisition and other growth opportunities that exist in the market.

         The Company believes that its acquisition strategy is the most cost-effective avenue of growth for the Company. However, delisting of the Company's securities from the Nasdaq Stock Market and the Boston Stock Exchange (see "Part I -- Recent Developments - Delisting of Securities From Nasdaq SmallCap Market and the Boston Stock Exchange, Inc.," above), the low market price of the Company's stock, liquidity, and the need to raise additional capital has caused the Company to temporarily suspend its acquisition activity and focus on internal growth until these conditions and operating results have improved.

COMPETITION

         The systems integration and computer software industries are highly competitive, include participants from a variety of market segments, are subject to rapid change and have low barriers to entry. The competition in systems integration services includes mid-level and regional systems integrators, international, national and regional accounting firms, the service groups of computer equipment companies, contract programming companies, facilities management companies and general management consulting firms. Among the more recognizable participants in the market are Andersen Consulting, Cambridge Technology Partners, Computer Sciences Corporation, Coopers & Lybrand LLP, Electronic Data Systems Corporation, IBM-Innovative Information Systems, and Technology Solutions Corporation. The Company believes it competes favorably with these systems integrators in the areas and level of responsiveness, regional and national vendor contacts, and its dedication to achieving certification standards to provide its clients with a higher standard of customer service.

         The Company's software products are intended for sale to clients with annual revenues of approximately $10,000,000 to $100,000,000. Although the Company is not a significant competitor in the manufacturing and distribution markets, it competes generally on the basis of product features and functions, product architecture, the ability to run on a variety of industry standard platforms, technical support and other related services. Ease of product integration with third-party applications software and price/performance are also factors. Products in this market are principally sold through value-added resellers and systems integrators. The Company distributes its software products through a national network of dealers and a field salesperson on the East Coast. With the emerging browser technology, the impact of which changed industry standards and expectations, several competitors have announced that they are in the process of developing versions of their existing products which will operate in a browser-based environment, but the Company believes that most of their production is currently host or windows-based. The Company is currently working towards incorporating browsers into its proprietary software and plans to complete this development prior to introducing sales of its proprietary software into its subsidiaries' sales mix.

         Many participants in the software development and systems integration businesses have significantly greater financial, technical, and marketing resources than does the Company. The Company expects that competition in the services industry could increase in the future, partly due to low barriers of entry. Increased competition could result in price reductions, reduced margins, or loss of market share for the Company and greater competition for qualified technical personnel. There can be no assurance that the Company will be able to compete successfully against current and future competitors. If the Company is unable to compete effectively, or if competition among information technology services companies results in a deterioration of market conditions for information technology services companies, there could be a material adverse effect on the Company.

DEPENDENCE UPON LIMITED SUPPLY OF SALES, MANAGEMENT AND TECHNICAL PERSONNEL

         The Company believes that its ability to compete depends in part on a number of factors outside of its control, including the ability of its competitors to hire, retain and motivate a large number of sales personnel, technicians, managers, and the development by others of competitive services and software. The Company's Management believes that its principal challenge, in the long-term, is to identify and hire effective sales, and project managers and skilled technical personnel to focus efforts on the marketing and sales of professional services and proprietary software products, both through the Company's systems integration subsidiaries and through direct sales. Many participants in the professional services, systems integration and software development businesses have significantly greater financial, technical, and marketing resources than does the Company.

SOURCES OF PRODUCTS AND UNDERLYING TECHNOLOGY

         The principal products used in the Company's systems integration projects include third-party computer hardware and software. As of July 1998, the Company has not experienced any material difficulties or delays in meeting customer shipments. While alternate independent suppliers for such products are available, the Company is reliant upon licensing and marketing agreements with the product manufacturers.

         The Company's primary supplier, whose products accounted for approximately 65% of the Company's fiscal 1998 revenues, currently allows the Company to purchase goods on open credit and under a program that allows customers to assign proceeds from sales of products directly to the supplier. At March 31, 1998, the Company had balances of $1,217,000 under the assignment of proceeds program and $444,000 on open credit with this supplier. The current stated credit limit with this supplier is $600,000. Historically, the supplier has allowed the Company to exceed its credit limits. However, there is no assurance that this supplier will continue to do so. Although this supplier is not the sole source of these products, the Company has a long relationship with this supplier and would like to continue the relationship. Management is currently pursuing options available to the Company for increasing the credit limit and financing purchases with other sources. Although this relationship and the stated credit limit have not caused delays in meeting customer shipments, management believes that because of the trends in the Company's operating results and the current low credit limit that the Company's ability to meet customer demands could be effected.

         The Company has numerous underlying agreements with third-party hardware and software companies concerning the distribution and support of their products. There are a limited number of companies that have comparable products. Furthermore, the loss of any license agreement with a significant supplier or manufacturer could interrupt the sales of the Company's products and services and have a material adverse impact on the Company.

DEPENDENCE UPON LIMITED NUMBER OF CUSTOMERS

         The Company's five largest clients in fiscal year ended March 31, 1998 accounted in the aggregate for 38.25% of total revenues at 14.94%, 8.60%, 5.47%, 4.84% and 4.40% of total revenues, respectively; and in fiscal 1997, the five largest clients accounted in the aggregate for 32.2% at 8.12%, 7.60%, 7.03%, 4.83% and 4.63% of total revenues, respectively.

         From time to time, the Company, in the ordinary course of business, enters into agreements to provide professional services to customers in connection with the development of certain product features and enhancements. Such agreements provide for payment of specified fees as services are provided, and payments as development milestones are attained. Other than with respect to such agreements, none of the Company's customers are contractually obligated to license or purchase additional products or services from the Company. Based upon the significant capital expenditure usually associated with the initial purchase of the Company's products and services, it is unlikely that the revenue from any individual customer that has accounted for significant revenues in past periods will continue to represent a significant portion of future period revenues. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders.

         Furthermore, such customers are concentrated in specific geographic areas. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products and services. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration and factors affecting capital spending in these areas.

PRODUCT DEVELOPMENT

         The market for application and development software, as well as computer software in general, is characterized by rapid technological developments and changes in customer requirements. As a result, the Company's success will depend in part on its ability to continue to enhance products and to develop and introduce in a timely manner new products that keep pace with technological advances and respond to rapidly changing customer requirements. The life cycle of a product is dependent in part on timely updates to keep pace with technological advances and the needs of its customers. The Company seeks to enhance its products, typically on an annual basis, but there can be no assurance that the Company will be successful in developing and marketing enhancements of the Company's existing products or new products on a timely basis, or at all. In addition, there can be no assurance that any enhancements or new products will adequately address the changing needs or gain the acceptance of the marketplace. The Company employed 8 full-time programmers in product support and development at March 31, 1998. Product development employees' time is expensed to research and development. Due to current restraints in working capital, the Company has significantly reduced corporate-funded development. In the future the Company may be required to expend substantial funds for continuing product development, including expenses associated with research and development activities and additional engineering and other technical personnel. There can be no assurance that such funds will be available to the Company given its current financial condition and results of operations. Any failure by the Company to anticipate or respond adequately to technological developments, customer requirements, or new design and production techniques, or any significant delays in product development or introduction, could have a material adverse effect on the operating results of the Company.

EMPLOYEES

         As of March 31, 1998, the Company had approximately 62 full-time employees, including 29 in technical services, 13 in sales and marketing and 20 in finance and administration. The Tucson office employed 16 full-time employees, GRSI had 10 full-time employees, and BASIS had 36 full-time employees. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

         Subsequent to March 31, 1998, the following changes in management have occurred: the President and Vice President of the Company's GRSI subsidiary elected not to renew their employment agreements which expired under an extension on April 30, 1998; the Employment Agreement with the Chief Executive Officer of BASIS, Patricia F. Shanks, expired on July 31, 1998 and has been extended through August 31, 1998 (at September 1, 1998, the position will be assumed by BASIS President, Daniel Udoutch); William E. Wallin, the Company's Vice President of Finance and Chief Financial Officer has announced his intention to resign. The Company has an agreement with Mr. Wallin to provide ongoing assistance on a contract basis. The Company intends to announce a replacement by August 31, 1998. See "Part I - Recent Developments -- Changes In Management".


ITEM 2. PROPERTIES

         The Company's headquarters are located in Tucson, Arizona in a leased office consisting of approximately 10,000 square feet. The facility is owned by a partnership which is controlled by the family of Mr. James M. Heim, the Company's President, Chief Executive Officer and Chairman of the Board. The lease term which expires in June 2001, with rentals based on a rate not to exceed 95% of the market rate as determined by an independent market analysis of other office space located in the general area. The rent shall be increased annually in a percentage amount equal to one-half of the percentage increase in the Consumer Price Index for the previous year.

         GRSI leases 3,400 square feet of office space in St. Paul, Minnesota. The GRSI lease expires in November 1998. BASIS leases 10,700 square feet of office space in Emeryville, California, under a month-to-month lease, pending renewal. BASIS' Portland, Oregon site leases 2672 square feet of office space under a lease that expires in December 1999. BASIS leases 1781 square feet of office space at its

San Jose location under a lease expiring in February 1999, and 264 square feet of office space at its Sacramento site under a lease expiring in March 1999.

         If the Company were to require additional or alternate space within the next twelve months, the Company believes that the space sufficient to meet its requirements will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

         As of the date of this filing, neither the Company nor its subsidiaries are a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company completed its initial public offering on March 15, 1996 at a price of $5.00 per share of Common Stock and $0.125 per Warrant (each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00). As of March 31, 1998, the common stock and common stock warrants of the Company were traded on the Nasdaq Stock Market SmallCap Market under the symbols PRLO and PRLOW, respectively, as well as on the Boston Stock Exchange under the symbols PRC and PRCW, respectively. With the delisting of the Company's securities from the Nasdaq SmallCap and the Boston Stock Exchange in August 1998, trading of the Company's securities may continue to be conducted on the OTC Electronic Bulletin Board or in the non-Nasdaq over-the-counter market. See "Part I -- Recent Developments - Delisting of Securities From Nasdaq SmallCap Market and the Boston Stock Exchange, Inc.," above.

         The table below represents the high and low bid prices for the Company's common stock and warrants, as reported on the Nasdaq Stock Market from the initial trading on March 31, 1996 through March 31, 1998. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

                                    Common Stock              Warrants
     Quarter Ended                  High    Low               High       Low
     --------------------------------------------------------------------------
     March 31, 1996                 $6.00   $3.63             $1.630     $0.570
     June 30, 1996                  $4.63   $3.25             $1.250     $0.625
     September 30, 1996             $4.25   $3.00             $0.937     $0.625
     December 31, 1996              $4.13   $1.88             $0.937     $0.500
     March 31, 1997                 $3.25   $1.00             $0.750     $0.250
     June 30, 1997                  $1.50   $0.62             $0.391     $0.031
     September 30, 1997             $1.62   $0.50             $0.125     $0.063
     December 31, 1997              $1.62   $0.62             $0.125     $0.063
     March 31, 1998                 $1.50   $0.68             $0.094     $0.031

         As of June 15, 1998 there were 433 shareholders of record of the Company's common stock. The Company has neither declared or paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. During fiscal 1998, the Company had sold subscriptions for $250,000 of the private placement offering of the Company's 8% Cumulative Convertible Preferred Stock. In accordance with this offering, the Company's Board of Directors elected to pay the preferred stockholders cash dividends totaling $12,657 in lieu of stock dividends. Subsequent to March 31, 1998, $150,000 of the 8% Cumulative Convertible Preferred Stock holders converted to common stock at $2.00 per share. Pursuant to the terms of the offering's conversion feature, the holder received 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at $2.00 per share. These warrants expire December 31, 2000.



                                    PART III

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS

         The following discussion should be read in conjunction with the audited Consolidated Financial Statements included elsewhere herein. Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements by the Company and by companies whose products are sold by the Company under reseller agreements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

INTRODUCTION

         The Company provides systems integration services, networking services, software development and applications software for the commercial market. The Company's professional services include consulting, systems integration, software development, maintenance, training and the installation of hardware on which to implement the Company's as well as third-party software products. The Company's proprietary applications software is primarily licensed for use to manufacturers and for use in the wholesale distribution industry. The financial information for the fiscal year ended March 31, 1998 includes a full year of operating activity from both GRSI and BASIS, wholly-owned subsidiaries of the Company. The results for the fiscal year ending March 31, 1997 include BASIS operating activity from the date of its acquisition in August 1996. For additional information on the operating results of the

Company and its subsidiaries, see the Consolidated Financial Statements of the Company and Notes thereto. The discussion should be read in conjunction with and is qualified in its entirety by the Consolidated Financial Statements of the Company and Notes thereto.

RESULTS OF OPERATIONS
COMPARISON OF FISCAL 1998 TO FISCAL 1997

         Revenues. Revenues increased by 56% to approximately $21,623,000 in fiscal 1998 from $13,864,000 in fiscal 1997. The increase was due primarily to the inclusion in fiscal 1998 of a full year of BASIS' results. In fiscal 1997, BASIS provided revenue of approximately $8,610,000 for the eight month period following the August 1996 acquisition, versus approximately $14,395,000 for the twelve months ended March 31, 1998. Revenue attributable to sales of computer hardware for fiscal years 1998 and 1997 were approximately $15,595,000 and $9,513,000, respectively, or approximately 72.1% and 68.6%, respectively, of total revenues for the periods. Revenue from professional services in fiscal 1998 increased approximately 40.8% to $3,194,000 from $2,269,000 in fiscal 1997. Third-party software license, maintenance and upgrade revenue increased 36.1% to approximately $2,835,000 in fiscal 1998, from approximately $2,083,000 in fiscal 1997. The acquisition of GRSI and BASIS has significantly changed the Company's historic product mix from principally proprietary software and related support sales to that of third-party hardware, software and related services. No proprietary product accounted for more than 10% of total revenues during fiscal year 1998 or 1997.

         Historically, the Company's revenues in any particular period have been concentrated among a relatively small number of customers. This is due to the revenues associated with the initial stages of a typical system implementation in contrast to the relatively lower revenues associated with services and products which may be furnished by the Company to the customer after completion of the initial installation. Accordingly, the Company's revenues may vary significantly from period to period for a variety of reasons, including but not limited to the timing of customer orders for products and services, deferrals and cancellations of orders, and capital spending patterns of customers and prospective customers in the specific industries and areas in which the Company's customers have historically been concentrated.

         Cost of Sales. Cost of sales was approximately $17,317,000 and $11,418,000 in fiscal years 1998 and 1997, respectively, and decreased as a percentage of total revenues to approximately 80.1% from 82.4% in the comparable period. The decrease in cost of sales as a percentage of total revenues was directly related to the increased revenue from professional services, third-party software and modifications, which carry a lower ratio of cost to revenue than the revenue mix in fiscal 1997. The Company's strategic plan is to continue to increase sales of higher margin systems integration services and to utilize the distribution channels provided by GRSI, BASIS, and any future acquisitions to increase sales of its software, software development, and related services which, when integrated into the subsidiaries product mix, is expected to generate a more favorable ratio of cost of sales to revenue.

         Gross Profits. Gross profit increased to approximately $4,306,000, or 19.9% of total revenue, in fiscal year 1998 from approximately $2,447,000, or 17.6% of total revenue, in fiscal 1997. The improvement in gross profit as a percent of total revenue is the result of the increased service, software and modification sales. The margin on the sale of third-party hardware decreased to approximately 14.5% in fiscal 1998 from 15.6% in fiscal 1997 as a result of the continued competitive pressure in the hardware market. In 1998 the gross profit on software sales was approximately 18.4% as compared to 10.1% in fiscal 1997. Margins on services increased from 33.3% in fiscal 1997 to 47.5% in fiscal 1998, the result of the increased service sales at BASIS. The increased margin in services, software and modification sales was in part due to the Company's complete write-off over the last several fiscal years of all of its unamortized software development cost, resulting in no development cost being amortized during fiscal 1998.

         Selling and Marketing. Selling and marketing expenses were approximately $1,939,000, or 9.0% of revenue, in fiscal 1998 and $1,516,000, or 10.9% of revenue, in fiscal 1997. The decrease as a percentage of revenue is the net effect of the additional four months of BASIS' selling and marketing expenses included in fiscal 1998 less a reduction of corporate marketing and software selling expenses. Fiscal 1998 included selling and marketing expenditures of $1,357,000 at BASIS, $391,000 at GRSI and $191,000 at Prologic. The reduction of corporate expenditures was the result of reduction in personnel, advertising expenditures and participation in trade shows.

         General and Administrative. General and administrative expenses were approximately $3,404,000 and $2,597,000 in fiscal 1998 and 1997, respectively, and decreased as a percentage of revenue to approximately 15.7% in fiscal 1998 from 18.7% in fiscal 1997. The increase of approximately $911,000 in fiscal 1998 was attributable in part to the inclusion of BASIS for the entire fiscal year 1998 as opposed to eight months of fiscal 1997. Administrative expenses at Prologic's Tucson office decreased by $190,000. An effort was made during the year to reduce administrative expense wherever possible by reducing expenses and personnel to match the Company's current needs. The Company believes that during the next several years the administrative expenses of the Company will be reduced as a percentage of revenue, as administrative functions are consolidated at the Company's corporate office.

         Research and Development. Research and development expenses increased to approximately $523,000 in fiscal 1998 versus $327,000 in fiscal 1997. As a percentage of revenue, research and development expenses approximated 2.4% of net revenues in each period. Research and development is primarily involved in upgrading current proprietary software modules, including efforts to meet Year 2000 compliance. Revenue from the Year 2000 compliant versions is expected over the next two fiscal years.

         Expenses Associated with Raising Capital. During the year the Company incurred approximately $245,000 in expenses that were associated with the Company's attempts to raise additional capital. These expenses included fees paid to consultants in both Europe and the United States for efforts taken on the Company's behalf to sell preferred stock in Europe. The Company ceased to offer the securities upon the effectiveness of amendments to Regulation S adopted by the Securities and Exchange Commission. Other charges included the value of warrants given as compensation to consultants and financial advisors.

         Write-off of Capitalized Software. The Company wrote off approximately $426,000 in capitalized software costs in fiscal 1997, and as a result, no capitalized software costs remained on the consolidated balance sheet in fiscal 1998.

         Loss from Operations. The Company's loss from operations decreased to approximately $2,050,000, or 9.5% of revenue, in fiscal 1998 compared to a loss of approximately $2,601,000, or 18.8% of revenue, in fiscal 1997. Although the total revenue increased by over 50% during fiscal 1998 as compared to fiscal 1997, the overall revenue growth without additional acquisitions was not at the level the Company needed to generate an operating profit. During fiscal 1998, the Company had planned to secure additional acquisitions and change the revenue mix to increase the percentage of higher margin service revenue. Lack of additional capital for acquisitions and operating results during the year indicated that the Company would fall below its goal for the year. Therefore, the Company reduced expenses and focused on growing sales internally to reduce operating losses and work towards achieving an overall level of revenue which would produce operating profits. The decrease in the loss as a percent of revenue, from 18.8% to 9.5%, is the result of efficiencies gained as the Company implemented its internal growth strategy and reduced operating expense during the year.

         The Company expects that operating results will fluctuate as a result of a number of factors, including but not limited to: the availability of adequate capital; the timing of new product and service introductions by the Company, by vendors whose products the Company resells to its customers, as well as by its competitors; changes in the Company's level of operating expenses, including the Company's expenditures for its Product Development Group and promotional programs; the size and timing of customer orders for its products or services, development, production or quality problems on the part of the Company or its licensees; the payment of support and maintenance fees; competition in the computer software market; and the general state of the global and national economies. The market demand for the Company's products and services can be significantly affected by uncertain economic cycles. Many of the factors that may affect the Company's operating results and demand for products and services based on its technologies cannot be predicted, may not exhibit a consistent trend, or are substantially beyond the Company's control. Fluctuations in operating results can also be expected to result in volatility in the price of the Company's common stock.

         Interest Expense. The Company incurred approximately $477,000 in interest during fiscal 1998 and $563,000 in fiscal 1997. Fiscal 1998 included interest on both long term and short term financing.

         Income Taxes. The Company had no income tax expense for the years ended March 31, 1998 and 1997. As of March 31, 1998, the Company had federal net operating loss carryforwards of approximately $8,700,000 (see Note 8 of the Consolidated Financial Statements for a further discussion of the loss carryforwards). The utilization of net operating loss carryforwards will be significantly limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.S. Treasury regulations thereunder.

         Net Loss. The Company had a net loss of approximately $2,624,000 or $0.67 per share in fiscal 1998 and a net loss of approximately $3,128,000 or $0.88 per share in fiscal 1997. The net loss in fiscal 1998 was attributable to the lower than expected total revenues due to the inability of the Company to continue with its acquisition strategy, and to the lower than expected gross profit which is a result of less than planned revenue from professional services.

        Liquidity and Capital Resources. At March 31, 1998, the working capital was approximately $268,000 compared to working capital of approximately $230,000 at March 31, 1997. The cash balance at March 31, 1998 was approximately $475,000, $300,000 of which was restricted as security for the Company's line of credit.

         Cash used in operations during the year totaled approximately $2,068,000 in 1998 and $1,235,000 in 1997. Cash used in investing activities in 1997 was approximately $1,736,000 and included the purchase of BASIS, compared to approximately $115,000 in 1998. Cash provided by financing activities in 1997 totaled $360,000 and included the issuance of new debt, compared to approximately $1,543,000 in 1998 which is net of the payoff of the $1,000,000 line of credit with the Company's bank and the issuance of warrants and preferred stock.

         During fiscal 1998, the Company did not generate sufficient cash flows from operations to fund its current operations and has had to supplement its cash outflow with new equity investments, advances on lines of credit, other short and long term borrowings and credit granted by its suppliers and vendors. During fiscal 1998, the Company received in excess of $750,000 of new equity from cash investments and debt conversion. Subsequent to March 31, 1998, an additional $740,000 of debt has been converted to equity. The Company's ability to raise additional capital and the relationships with these suppliers and vendors are critical to the viability of the Company.

         The Company has not integrated the sale of its proprietary software into its subsidiaries and has not generated the increase in professional service revenue it had anticipated and has therefore not generated the higher margins that it had expected. Management believes that it must rely on outside sources of funds and reductions in operating costs until revenues from hardware, services and software generate margins which will offset cash outflows.

         In the future, the Company will require additional equity, working capital and/or debt financing to maintain current operations as well as achieve future plans for expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet current and future plans for expansion could be materially adversely affected. As the Company's securities have been delisted by Nasdaq and the Boston Stock Exchange, the Company's ability to raise capital, particularly by sales of its equity securities, could be materially and adversely affected. See "Part I - Recent Developments - Pending Delisting of Securities From Nasdaq SmallCap Market and the Possible Delisting of Securities From the Boston Stock Exchange, Inc.," above.

         During fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This credit facility replaced a $2.2 million facility that was in place at its BASIS subsidiary. This new facility is designed to provide working capital to support the Company's sales growth for both subsidiaries. Among other things the agreement required that the Company maintain a combined net worth at its BASIS and GRSI subsidiaries of at least $1,000,000. The Company received a waiver for non-compliance with this requirement at March 31, 1998 and modified the agreement in July 1998 to a combined net worth requirement of $750,000 for both subsidiaries. The total amount of the line of credit outstanding at March 31, 1998 was $1,238,000 with additional availability of approximately $117,000. At August 14, 1998 the Company had $1,055,000 outstanding on the line with additional availability of $65,000. The line matures on March 31, 2001.

         During fiscal 1997, the Company borrowed approximately $100,000 at a rate of 8%, which was scheduled to become due on June 30, 1997. During July 1997, the note holder agreed to extend maturity on a month-to-month basis. As a result of the extension, the Company issues 10,000 restricted common shares per month to the note holder in consideration for the term of the extension.

         In addition, during fiscal 1997 the Company borrowed $820,000 in a private offering of 10% Subordinated Convertible Notes due December 31, 1999. Prior to September 30, 1997, with the exception of one $100,000 note holder, the Company renegotiated the conversion terms with the note holders of the remaining $720,000. The revised terms assign a fixed conversion price of $3.75 per share. In addition, the note holders have been granted warrants to purchase a total of 252,000 shares of the Company's common stock at a price of $2.00 per share. The warrants will expire on December 31, 2001. During December 1997, one $100,000 note holder exchanged the debt for unregistered common stock of the Company. The common stock was exchanged at a price of $.625 per share for a total of 160,000 shares. Subsequent to March 31, 1998, the remainder of the note holders representing $720,000 converted to 72,000 shares of unregistered convertible preferred stock at a conversion rate of $3.75 per share and received warrants to purchase an additional 72,000 shares of unregistered common stock at a price of $1.00 per share. These warrants expire March 31, 2001.

         During the previous fiscal year, the Company borrowed $240,000 in short term notes collateralized by its computer equipment and office furnishings. Interest on these notes is paid monthly at a rate of 2%. During the first half of this fiscal year, an additional $125,000 was borrowed against this equipment. At October 31, 1997, total borrowings on the short term equipment notes totaled $365,000. Of the $365,000, holders of notes totaling $205,000 agreed to extend through December 31, 1997; the remaining $160,000 exchanged their debt for unregistered common stock of the Company at a price of $.625 per share, for a total of 256,000 shares. During the quarter ended March 31, 1998, the remaining note holders were paid interest on a month to month basis.

         Subsequent to March 31, 1998, holders of notes totaling $35,000 were paid off; holders of notes totaling $130,000 extended through July 31, 1998; a $20,000 note holder agreed to extend on a month-to-month basis with 30 days notice of payment on demand; and a $20,000 note holder exchanged the debt for common stock at a rate of $0.625 per share. As of June 30, 1998, $150,000 of principal remained outstanding on these notes.

         During fiscal 1998, the Company issued 241,330 shares of common stock at $1.00 per share to three affiliates of the Company for cash and the assumption of debt. The $1.00 per share price was in excess of the market price of the Company's common stock on the respective dates of purchase.

         During the year, the Company purchased approximately $173,000 in capital equipment and software.

         Also in fiscal 1998, the Company sold $250,000 of its 8% Cumulative Convertible Preferred Stock pursuant to Regulation S of the Securities Act of 1933. The shares were sold at a price of $6.00 per share, and may be converted to common stock after June 30, 1998 at $2.00 per share of common stock. The Company has the right to pay the dividends in cash or in shares of common stock, and in fiscal 1998, the Company elected to pay cash dividends totaling
$12,657 in lieu of stock dividends. Subsequent to March 31, 1998, $150,000 of the 8% Cumulative Convertible Preferred Stock holders converted to common stock at $2.00 per share. Pursuant to the terms of the offering's conversion feature, the holder received 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at $2.00 per share. These warrants expire December 31, 2000.

         Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and will be released during the quarter ending September 30, 1998. The Company's internal development tools are Year 2000 compliant. The proprietary wholesale distribution software product line will be Year 2000 compliant by August 1998. Internally, the Company uses its distribution software accounting package and does not foresee any problems in converting to the Year 2000 compliant version of its software. The Company does not foresee any problems in working with third-party companies or clients because of the Year 2000 issue. Furthermore, the Company does not believe that clients utilizing its software products will have any problems with their vendors because of the Year 2000 issue due to the use of the Company's software products. Costs relating to the development of the Year 2000 issue have been included in the research and development expenses over the past year; we expect additional expenses associated with Year 2000 compliance to be less than $50,000, incurred over the next 6 months, and will be included in research and development expenses, as incurred.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         This Form 10KSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, and the results of financing efforts. Further information regarding these and other risks is described from time to time in the Company's filings with the Securities and Exchange Commission.


         RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. This statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. This statement is effective for periods ending after December 15, 1997 and has been adopted by the company for the year ended March 31, 1998.

        In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-based Compensation". This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights. This Statement also applies to transactions in which an equity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.


                                    PART IV.
ITEM 7. FINANCIAL STATEMENTS

         The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-24 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Current Report on Form 8K dated March 31, 1998 and amended in its entirety April 10, 1998, reporting under Item 4. Changes in Registrant's Certifying Accountant, the March 26, 1998 resignation of the Company's auditors, KPMG Peat Marwick LLP; Item 5, Other Events, the Company reported that it did not have any disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         Current Report on Form 8K dated May 13, 1998 reporting under Item 4. Changes in Registrant's Certifying Accountant, on April 29, 1998, the Company engaged Arthur Andersen LLP as its principal accountant to audit the Registrant's financial statements, commencing with its fiscal year ended March 31, 1998.



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

         Name                           Age     Position                              Director Since
         ----                           ---     --------                              --------------
         James M. Heim (3)              47      President, Chief Executive Officer    1984
                                                and Director
         Richard E. Metz                52      Executive Vice President and          1984
                                                Director
         Herbert F. Day (1) (2) (3)     54      Director                              1995
         Craig W. Rauchle (1) (2) (3)   43      Director                              1996
         Mark S. Biestman (1) (2)       41      Director                              1997

         (1)   Member of Audit Committee
         (2)   Member of Compensation Committee
         (3)   Member of Nominating Committee

         JAMES M. HEIM, President, Chief Executive Officer, Chairman of the Board and Director. Mr. Heim is a co-founder of the Company and has served as President and as a Director of the Company since its inception in 1984. In addition, Mr. Heim served as the Chief Financial Officer of the Company from 1984 through 1994. Mr. Heim holds both a Juris Doctorate from the College of Law and a Bachelor of Science in Business Administration from the University of Arizona.

         RICHARD E. METZ, Executive Vice President, Chief Administrative Officer, Secretary and Director. Mr. Metz, the Company's Chief Administrative Officer, is a co-founder of the Company and has served as a director since its inception in 1984. Mr. Metz has over twenty-five years of business management and investment experience, including ten years as a computer hardware and software VAR prior to his affiliation with the Company. Since 1982, Mr. Metz has owned and managed The Metz Group, a business management consulting and investment firm specializing in contract negotiations and dispute avoidance and resolution. Mr. Metz is a member of the American Arbitration Association and is an Associate of the American Bar Association, Dispute Resolution and Intellectual Property Sections.

         HERBERT F. DAY, Director. Mr. Day, retired Program Director of IBM Corporation, became a Director in 1995. Mr. Day has over twenty-five years of experience in the computer industry with IBM Corporation. He has held professional and management positions in sales, marketing, product management and product and business planning. Mr. Day received his Bachelors of Science degree in Electrical Engineering from the University of Maryland. Mr. Day is retired from the IBM Corporation where he was a Program Director.

         CRAIG W. RAUCHLE, Director. Mr. Rauchle, who became Director in 1996, serves as the Executive Vice President of Inter-Tel Incorporated of Chandler, Arizona, and also holds the position of President of Inter-Tel Technologies, Inc., a wholly-owned subsidiary. Founded in 1969, Inter-Tel designs, produces and markets business telephone systems. Prior to joining Inter-Tel, Mr. Rauchle was Director of Sales and Marketing for American Business Communications in Denver, Colorado. He holds a B.A. in Communications from the University of Denver and is a graduate of the Philip Crosby Quality College. Mr. Rauchle is an active member of the Young Presidents Organization and has previously served in various capacities of that organization. He has also served as a Board Member of the North American Telecommunications Association.

         MARK S. BIESTMAN, Director. Mr. Biestman, who became a Director in 1997, has worked in the information technology field for over 19 years in both sales and marketing management. Mr. Biestman is currently Vice President of Worldwide Sales at CommerceOne, a privately held company based in Walnut Creek, California, co-founded by former CEO of Sybase, Mark Hoffman. CommerceOne Inc. develops, licenses and markets the Commerce Chain Solution, the industry's only real-time, electronic procurement and supplier management solution for interbusiness transactions. Mr. Biestman has also served as Netscape Communications' Vice President of Sales, Western Region, Vice President of Telecommunications Sales at Oracle Corporation, and Vice President of Sales and Industry Marketing at Metaphor. In addition, Mr. Biestman has held various sales and management positions at Tandem Computers and IBM Corporation. Mr. Biestman holds a B.A. in Economics from the University of California at Berkeley and has attended the Stanford Business School Executive program.

ITEM 10. EXECUTIVE COMPENSATION

         Information below sets forth certain information regarding business experience and compensation paid or awarded by the Company during the Fiscal year ended March 31, 1998 to the following Executive Officers: Mr. Heim, the Company's Chief Executive Officer; Mr. Udoutch, the Company's Vice President of Sales and President of BASIS subsidiary; Ms. Patricia F. Shanks, Executive Vice President of the Company and Chief Executive Officer of BASIS; and Mr. Legnitto, Vice President and Chief Technology Officer of the Company, and Senior Vice President of BASIS.

                           Summary Compensation Table

                           Annual Compensation                                Long-Term Compensation

Name and Other                                                                                   All Other
Principal Position         Year     Salary              Bonus         Stock Options/SARs(#)      Compensation
------------------         ----     ------              -----         ---------------------      ------------

James M. Heim              1998     $62,000(1)              0                   0                     0
President and Chief
Executive Officer
                           1997     $70,500                 0                   0                     0

                           1996     $40,000           $24,333                   0                     0


Daniel Udoutch             1998     $112,610(2)             0                30,000(3)             $10,448
Vice President of Sales
(President, BASIS)

Donald E. Legnitto         1998     $122,000                0                15,000(3)            $ 7,656
Vice President, Chief
Technology Officer
(Senior Vice
President, BASIS)

Patricia F. Shanks (4)     1998     $130,000                0                30,000(2)                0
Executive Vice
President
(CEO, BASIS)


(1) During the fiscal year ended March 31,1998, no stock options were granted or exercised by Mr. Heim. During fiscal year 1998, Mr. Heim and other executive managers agreed to reductions in salaries.

(2) Mr. Udoutch's 1998 Annual Compensation includes compensation since hire date of July 1, 1997.

(3) Per employment contract

(4) Employment contract expires August 31, 1998

         JAMES M. HEIM, President, Chief Executive Officer, Chairman of the Board and Director. Mr. Heim is a co-founder of the Company and has served as President and as a Director of the Company since its inception in 1984. In addition, Mr. Heim served as the Chief Financial Officer of the Company from 1984 through 1994. Mr. Heim holds both a Juris Doctorate from the College of Law and a Bachelor of Science in Business Administration from the University of Arizona.

         DAN UDOUTCH, Vice President of Sales of Prologic and President of BASIS. Mr. Udoutch is responsible for revenue growth and operating profitability at BASIS, and managing the sales force at Prologic, company-wide. Mr. Udoutch has extensive experience in management, sales, sales management, systems integration, marketing and finance. With over 17 years in the high technology industry, Mr. Udoutch has held a variety of senior sales management positions with NavTech, Tandem Computers Integration Engineering (TIES) and IBM. Mr. Udoutch earned his bachelor's of science degree in math and computer science from San Jose State University.

         DONALD E. LEGNITTO, Vice President and Chief Technical Officer for Prologic. Mr. Legnitto has over fifteen years of experience in systems integration and software development. Mr. Legnitto has developed very strong relationships with numerous strategic partners. During his first six years with BASIS, revenues increased from $3 million to $15 million. Mr. Legnitto played an instrumental part in the development and delivery of new revenue opportunities for BASIS. Recently, he secured, designed and supervised the completion of the Webbert project for Sun Microsystems. He directly manages the relationships with Sun and Netscape regarding development contracts. Mr. Legnitto currently oversees product development and the selection of third-party technology on a enterprise wide basis.

         PATRICIA F. SHANKS, Executive Vice President of Prologic. Ms. Shanks, founder of BASIS, has extensive industry experience and contacts. Ms. Shanks is presently serving as the President of the National Reseller Council for SunMicrosystems, a member of Netscape's VAR Council, and a sought after speaker for such industry gatherings as UNIX Expo, Uniforum, Sun Expo and the UNIX Reseller Conference. Ms. Shanks received her Bachelor's Degree from Oberlin College, where she is currently serving on the Alumni Council, and has her Masters Degree from the University of Michigan. Ms. Shanks currently works on fostering industry alliances, as well as strategic business planning and acquisitions.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND SHAREHOLDINGS OF MANAGEMENT

         The following table sets forth information, as of June 15, 1998, concerning the Common Stock beneficially owned by (i) each director and nominee of the Company (ii) the Company's Chief Executive Officer, (iii) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all of the Company's directors, nominees and executive officers as a group.

Except as otherwise noted, the named individual beneficial owner has sole investment and voting power.

                                            Shares
                                            Beneficially      Percent
Name(1)                                     Owned             of Class
-------                                     ---------         --------
James M. Heim & Marlene Heim (2)            1,089,060         24.3%
Richard Metz                                  169,200          3.8%
Herbert F. Day                                      0          0.0%
Craig W. Rauchle                                    0          0.0%
Donald E. Legnitto                             14,812          0.3%
Patricia F. Shanks                            133,672          3.1%
All directors, nominees and executive
officers as a group (6 persons)             1,406,744         31.4%

(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by the person named, subject to applicable community property law. The shareholdings include, pursuant to rules of the Securities and Exchange Commission, shares of Common Stock which a person has a right to acquire as of June 15, 1998 or within 60 days thereafter. Except as otherwise noted, the addresses for the persons named in the table is 2030 East Speedway Boulevard, Tucson, Arizona 85719.

(2) Includes 697,320 shares owned by HFG Ltd. Properties, an Arizona limited partnership of which Mr. Heim is the sole general partner. James M. Heim and Marlene Heim directly own an aggregate of 391,740 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 1996, the Company executed an agreement with HFG Properties, LTD, a Limited Partnership partly owned by the Company's President Mr. Heim. The terms of the lease are from July 1996 through June 2001, with monthly rent based on an independent appraised market rate reduced by 5%. The rent is to be increased annually in a percentage amount equal to one-half of the percentage increase in the Consumer Price Index for the previous year. During fiscal 1998, the Company's obligations under this lease were in the amount of $138,232.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.     Documents filed as part of this report:

         1. Financial Statements. The following financial statements filed as part of this report are listed on pages F-1 to F-24 and incorporated herein by reference:

         Financial Statement                                             Page
         -------------------                                             ----
         Report of Independent Public Accountants                        F-2
         Consolidated Balance Sheet                                      F-4
         Consolidated Statements of Operations                           F-5
         Consolidated Statements of Changes in Shareholders' Equity      F-6
         Consolidated Statements of Cash Flows                           F-7
         Notes to Consolidated Financial Statements                      F-8

         2.   Exhibit:

         Exhibit Number    Document
         --------------    --------

         3.1               Articles of Incorporation by the Company*
         3.2               Bylaws of the Company*
         3.3               Articles of Incorporation of Great River Systems, Inc.*
         3.4               Bylaws of GRSI*
         4.1               Form of Warrant Agency Agreement by and between

                           Prologic Management Systems, Inc. and American Stock
                           Transfer & Trust Company, with form of redeemable
                           warrant*
         4.2               Specimen of Common Stock Certificate*
         4.3               Specimen Redeemable Common Stock Purchase Warrant
                           Certificate*
         4.4               [Form of] Representative's Warrant*
         10.15             1994 Stock Option Plan, Form of Incentive
                           Agreement*
         10.17             Employment Agreement of James M. Heim*
         10.19             Form of Lock-Up Agreement of Shareholders*
         10.20             Form of Stock Purchase Agreement, Promissory Note and
                           Escrow Agreement for July 31, 1994 issuance of Common
                           Stock*
         10.21             Employment Agreement with Patricia Shanks*
         10.22             Employment Agreement with Donald Legnitto*
         10.28             Office Lease with HFG Properties***
         10.29             Coast Business Credit Loan and Security Agreement
         10.30             SYMRP Purchase Agreement*
         10.31             Agreement and Plan of Reorganization dated as of
                           June 1, 1996 among Prologic Management Systems,
                           Inc., BASIS, Inc., BASIS Acquisition Corp. and
                           certain Principal Shareholders of BASIS, Inc.**
         11.1              Earnings Per Share Calculation
         23.1              Consent of Independent Public Accountants, KPMG Peat
                           Marwick LLP
         23.2              Consent of Independent Public Accountants, Arthur
                           Andersen LLP
         27                Financial Data Schedule

* Incorporated by reference to the corresponding exhibit number in the Company's Registration Statement on Form SB-2 (Commission file no. 33-89384-LA).

** Incorporated by reference to the corresponding exhibit number in the Company's Form 8-K filed on August 23, 1996.

*** Incorporated by reference to the corresponding exhibit number in the Company's Form 10-KSB filed on July 1, 1996.

B.    Report on Form 8-K.

     During the fourth quarter of fiscal 1998, the Company filed the following:

         Current Report on Form 8K dated and amended January 16, 1998 reporting under Item 5, Other Events, the Company reported total shareholders' equity in excess of $1,000,000 at November 30, 1997, giving effect to such transactions on a pro forma basis as though they had occurred on November 30, 1997.

         Current Report on Form 8K dated March 31, 1998 and amended in its entirety April 10, 1998, reporting under Item 4. Changes in Registrant's Certifying Accountant, the March 26, 1998 resignation of the Company's auditors, KPMG Peat Marwick LLP; Item 5, Other Events, the Company reported that it did not have any disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         Current Report on Form 8K dated May 13, 1998 reporting under Item 4. Changes in Registrant's Certifying Accountant, on April 29, 1998, the Company engaged Arthur Andersen LLP as its principal accountant to audit the Registrant's financing statements, commencing with its fiscal year ended March 31, 1998.



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

                                       PROLOGIC MANAGEMENT SYSTEMS, INC.

DATED: August 18, 1998                 By: /s/  James M. Heim
                                          ------------------------------
                                          James M. Heim
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Capacity                                             Date
---------                  --------                                             ----
/s/  James M. Heim         James M. Heim,
------------------         President and Chief Executive Officer
                           (Principal Executive Officer), and Director          August 18, 1998

                           Richard E. Metz,Executive Vice President, Chief
                           Administrative Officer, Secretary and
/s/  Richard E. Metz       Director                                             August 18, 1998
--------------------

                           William E. Wallin,

                           Vice President, Chief Financial Officer,
                           Treasurer (Principal Financial and
/s/  William E. Wallin     Accounting Officer),                                 August 18, 1998
----------------------
                           Craig Rauchle,
/s/  Craig Rauchle         Director                                             August 18, 1998
------------------
                           Herbert F. Day,
/s/  Herbert F. Day        Director                                             August 18, 1998
-------------------

                           Mark S. Biestman,
/s/  Mark S. Biestman      Director                                             August 18, 1998
----------------------

                      PROLOGIC MANAGEMENT SYSTEMS, INC.
                      AND SUBSIDIARIES

                      FINANCIAL STATEMENTS
                      AS OF MARCH 31, 1998
                      TOGETHER WITH REPORT OF
                      INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Prologic Management Systems, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of PROLOGIC MANAGEMENT SYSTEMS, INC., an Arizona corporation, and subsidiaries (the Company) as of March 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologic Management Systems, Inc. and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                             /s/ Arthur Andersen LLP


Phoenix, Arizona,

August 14, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Prologic Management Systems, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Prologic Management Systems, Inc. and subsidiaries (the Company) for the year ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Prologic Management Systems, Inc. and subsidiaries for the year ended March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has continued to generate cash deficits from its operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ KPMG Peat Marwick LLP

Phoenix, Arizona
June 27, 1997

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1998


                                     ASSETS
CURRENT ASSETS:
   Cash                                                                           $   175,110
   Restricted cash                                                                    300,000
   Accounts receivable, less allowance for doubtful accounts
     of $273,000.  Receivables include $1,217,000 of accounts
     under an assignment of proceeds agreement (Note 1)                             3,405,603
   Inventory                                                                          220,651
   Prepaid expenses                                                                    99,592
                                                                                  -----------
                  Total current assets                                              4,200,956

PROPERTY AND EQUIPMENT, net                                                           513,067

GOODWILL, net                                                                       1,272,662

OTHER ASSETS                                                                          233,760
                                                                                  -----------
                  Total assets                                                    $ 6,220,445
                                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and notes payable                                492,657
   Notes payable - related parties (Note 14)                                           14,400
   Accounts payable                                                                 2,585,792
   Accrued expenses                                                                   607,061
   Deferred maintenance revenue                                                       233,041
                                                                                  -----------
                  Total current liabilities                                         3,932,951
                                                                                  -----------
LONG-TERM DEBT AND NOTES PAYABLE, excluding current portion                           159,768
                                                                                  -----------

LONG-TERM NOTES PAYABLE - RELATED PARTIES, excluding current
 portion (Note 14)                                                                     86,000
                                                                                  -----------

LINE OF CREDIT                                                                      1,237,863

CONVERTIBLE SUBORDINATED NOTES (Note 6)                                               720,000
                                                                                  -----------
COMMITMENTS AND CONTINGENCIES (Notes 1, 5, 9, 10, 12 and 14)

STOCKHOLDERS' EQUITY (Notes 3, 6, 7, 9, 10, 11 and 15):
   Series A cumulative convertible preferred stock, no par value, 750,000 shares authorized, 41,667 shares issued and outstanding, liquidation
     value of $6.00 per share plus accrued dividends                                  250,000
   Common stock, no par value, 10,000,000 shares authorized, 4,478,724
     shares issued and outstanding                                                  8,493,270
   Warrants                                                                           582,053
   Accumulated deficit                                                             (9,241,460)
                                                                                  -----------
                  Total stockholders' equity                                           83,863
                                                                                  -----------
                  Total liabilities and stockholders' equity                      $ 6,220,445
                                                                                  ===========


The accompanying notes are an integral part of this consolidated balance sheet.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                      1998               1997
                                                  ------------        ------------
REVENUE:
   Hardware                                       $ 15,594,791        $  9,512,835
   Professional services                             3,193,676           2,268,645
   Software license                                  2,834,625           2,082,894
                                                  ------------        ------------

                  Total revenue                     21,623,092          13,864,374
                                                  ------------        ------------

COST OF SALES:
   Hardware                                         13,327,312           8,032,195
   Professional services                             1,676,542           1,513,911
   Software license                                  2,312,829           1,871,689
                                                  ------------        ------------

                  Total cost of sales               17,316,683          11,417,795
                                                  ------------        ------------

GROSS PROFIT                                         4,306,409           2,446,579
                                                  ------------        ------------

OPERATING EXPENSES:
   General and administrative                        3,404,225           2,597,103
   Selling and marketing                             1,938,907           1,515,998
   Research and development                            523,306             327,381
   Expenses associated with raising capital            244,985                --
   Write-off of capitalized software costs                --               425,807
   Amortization of goodwill                            244,500             181,304
                                                  ------------        ------------

                  Total operating expenses           6,355,923           5,047,593
                                                  ------------        ------------

OPERATING LOSS                                      (2,049,514)         (2,601,014)
                                                  ------------        ------------

OTHER EXPENSE:
   Interest expense                                    477,157             562,763
   Other                                                84,267             (35,798)
                                                  ------------        ------------

                  Total other expense                  561,424             526,965
                                                  ------------        ------------

NET LOSS                                            (2,610,938)         (3,127,979)

CUMULATIVE PREFERRED STOCK DIVIDENDS                   (12,657)               --
                                                  ------------        ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS         $ (2,623,595)       $ (3,127,979)
                                                  ============        ============

LOSS PER COMMON SHARE:
   Basic                                          $      (0.67)       $      (0.88)
   Diluted                                               (0.67)              (0.88)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                             3,941,811           3,541,385
   Diluted                                           3,941,811           3,541,385



The accompanying notes are an integral part of these consolidated statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                        Series A Cumulative
                                                              Convertible
                                                            Preferred Stock              Common Stock
                                                        Shares         Amount        Shares         Amount           Warrants
                                                     -----------    -----------    -----------     -----------     -----------

BALANCE at March 31, 1996                                   --      $      --        3,327,570     $ 6,377,225     $   217,938
   Issuance of common stock in
     connection with an acquisition                         --             --          337,325       1,400,000            --
   Issuance of common stock in
     connection with issuance of a note                     --             --           10,000          26,560            --
   Issuance of stock warrants in
     connection with the initial public offering            --             --             --              --            17,232
   Net loss                                                 --             --             --              --              --
                                                     -----------    -----------    -----------     -----------     -----------

BALANCE at March 31, 1997                                   --             --        3,674,895       7,803,785         235,170
   Issuance of common stock in
     connection with issuance of a note                     --             --           96,000         103,262            --
   Issuance of common stock in
     connection with conversion of notes                    --             --          416,000         260,000            --
   Issuance of common stock upon exercise
     of warrants                                            --             --           50,000          20,000         (20,000)
   Issuance of common stock to management
     and employees                                          --             --          243,080         242,972            --
   Reacquisition of stock issued in error                   --             --           (1,251)         (5,004)           --
   Issuance of warrants in connection with
     convertible subordinated notes                         --             --             --              --           257,292
   Issuance of warrants for professional services           --             --             --              --           109,591
   Issuance of Series A cumulative convertible
     preferred stock                                      41,667        250,000           --              --              --
   Issuance of stock options                                --             --             --            68,255            --
   Series A Cumulative convertible preferred
     stock dividends                                        --             --             --              --              --
   Net loss                                                 --             --             --              --              --
                                                     -----------    -----------    -----------     -----------     -----------

BALANCE at March 31, 1998                                 41,667    $   250,000      4,478,724     $ 8,493,270     $   582,053
                                                     ===========    ===========    ===========     ===========     ===========



                                                                      Total
                                                    Accumulated    Stockholders'
                                                      Deficit         Equity
                                                    -----------     -----------

BALANCE at March 31, 1996                           $(3,489,886)    $ 3,105,277
   Issuance of common stock in
     connection with an acquisition                        --         1,400,000
   Issuance of common stock in
     connection with issuance of a note                    --            26,560
   Issuance of stock warrants in
     connection with the initial public offering           --            17,232
   Net loss                                          (3,127,979)     (3,127,979)
                                                    -----------     -----------

BALANCE at March 31, 1997                            (6,617,865)      1,421,090
   Issuance of common stock in
     connection with issuance of a note                    --           103,262
   Issuance of common stock in
     connection with conversion of notes                   --           260,000
   Issuance of common stock upon exercise
     of warrants                                           --              --
   Issuance of common stock to management
     and employees                                         --           242,972
   Reacquisition of stock issued in error                  --            (5,004)
   Issuance of warrants in connection with
     convertible subordinated notes                        --           257,292
   Issuance of warrants for professional services          --           109,591
   Issuance of Series A cumulative convertible
     preferred stock                                       --           250,000
   Issuance of stock options                               --            68,255
   Cumulative convertible preferred stock
     dividends                                          (12,657)        (12,657)
   Net loss                                          (2,610,938)     (2,610,938)
                                                    -----------     -----------

BALANCE at March 31, 1998                           $(9,241,460)    $    83,863
                                                    ===========     ===========



The accompanying notes are an integral part of these consolidated statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                                                 1998            1997
                                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $(2,610,938)    $(3,127,979)
   Adjustments to reconcile net loss to net cash used in
     operating activities-
       Depreciation and amortization                                             446,439         514,344
       Issuance of common stock                                                   62,968            --
       Issuance of warrants                                                      366,883            --
       Issuance of stock options                                                  68,255            --
       Non-cash interest expense                                                 103,262          26,560
       Write-off of capitalized software costs                                      --           425,807
   Changes in assets and liabilities, net of effect of business acquired:
       Accounts receivable                                                      (709,159)        286,671
       Inventory                                                                  72,827        (167,298)
       Prepaid expenses                                                           (8,562)          4,003
       Other assets                                                             (121,316)        308,484
       Accounts payable                                                         (111,549)        323,441
       Accrued expenses                                                          254,402         163,295
       Deferred maintenance revenue                                              118,408           7,272
                                                                             -----------     -----------

                  Total adjustments                                              542,858       1,892,579
                                                                             -----------     -----------

                  Net cash used in operating activities                       (2,068,080)     (1,235,400)
                                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of BASIS, Inc., net of cash acquired                                    --        (1,212,378)
   Purchase of equipment                                                        (172,893)       (465,600)
   Decrease (increase) in notes receivable                                        58,333         (58,333)
                                                                             -----------     -----------

                  Net cash used in investing activities                         (114,560)     (1,736,311)
                                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease (increase) in restricted cash                                        700,000      (1,000,000)
   Net change in line of credit                                                  135,415       1,055,081
   Issuance of long-term debt and notes payable                                  304,311       1,454,683
   Repayment of long-term debt and notes payable                                 (95,439)     (1,127,146)
   Issuance of notes payable - related parties                                   341,000            --
   Payments of notes payable - related parties                                  (255,000)        (40,000)
   Issuance of Series A cumulative convertible preferred stock                   250,000            --
   Issuance of warrants                                                             --            17,232
   Issuance of common stock                                                      175,000            --
   Cash paid for dividends                                                       (12,657)           --
                                                                             -----------     -----------

                  Net cash provided by financing activities                    1,542,630         359,850
                                                                             -----------     -----------

NET DECREASE IN CASH                                                            (640,010)     (2,611,861)

CASH, beginning of year                                                          815,120       3,426,981
                                                                             -----------     -----------

CASH, end of year                                                            $   175,110     $   815,120
                                                                             ===========     ===========

SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                    $   464,506     $   238,254
                                                                             ===========     ===========

   Noncash financing and investing activities-
     Issuance of common stock in connection with an acquisition              $      --       $ 1,400,000
     Conversion of convertible subordinated notes to Series A
       cumulative convertible preferred stock                                    100,000            --
     Conversion of notes payable to common stock                                 160,000            --




The accompanying notes are an integral part of these consolidated statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997




(1) THE COMPANY AND ITS OPERATIONS:

      NATURE OF BUSINESS AND SUMMARY OPERATIONS

Prologic Management Systems, Inc. (Prologic), an Arizona corporation, with its wholly-owned subsidiaries, Great River Systems, Inc. (GRSI) and BASIS, Inc. (BASIS) (collectively, the Company) provides a full range of hardware and commercial software solutions, with a focus on UNIX-based products, as well as NT and legacy interoperability. The Company also provides systems integration services, networking services and applications software for the commercial market together with related support services. In addition, Prologic has developed proprietary application software which is licensed to manufacturers and companies in the wholesale distribution industry.

The Company has historically generated the majority of its revenue from the resale of hardware and software products produced by third parties, primarily Sun Microsystems Computer Co. (Sun). Sales of Sun products accounted for approximately 65% and 62%, of total revenue for the years ended March 31, 1998 and 1997, respectively, and represented approximately 90% of hardware revenue for the same periods. The BASIS and GRSI reseller agreements with Sun are generally cancelable by either party upon 30 days notice. The Company anticipates that the reseller agreements will continue indefinitely. The Company is contractually required to purchase all Sun products from a designated distributor (supplier) of Sun products. The Company's supplier offers credit terms and financing arrangements whereby accounts receivable from the sales of certain Sun products are assigned to the supplier, to whom customers are directed to send payment. At March 31, 1998, the Company owed approximately $1,700,000 to its supplier, of which $1,217,000 represented accounts receivable assigned to its supplier. Additionally, at March 31, 1998, the supplier had extended credit of $250,000 and $350,000 to GRSI and BASIS, respectively. Subsequent to March 31, 1998, the Company has exceeded its credit limit with its supplier. Management is currently pursuing options available to the Company for increasing the credit limit and financing purchases with other sources. Although this relationship and the stated credit limit have not caused delays in meeting customer shipments, management believes that because of the trends in the Company's operating results and the current low credit limit, the Company's ability to meet customer demands could be effected.

As of March 31, 1998, the Company's common stock and warrants are listed on the Nasdaq SmallCap Market. On June 8, 1998, the Company was informed by Nasdaq that it failed to meet the minimum net tangible assets requirement and the minimum bid price criteria for continued listing on the Nasdaq SmallCap Market and therefore, its securities would be delisted. On August 7, 1998, the Company notified Nasdaq that it will not pursue its right to appeal the decision by Nasdaq to delist the Company's securities. Pursuant to the terms of the Nasdaq decision, dated June 8, 1998, the Company's securities were delisted from the Nasdaq stock market effective with the close of business on August 7, 1998. The delisting of the Company's securities could significantly impair the Company's ability to obtain additional financing.

     BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and has negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with regard to these matters are described below. In addition, the Company's ability to obtain additional financing may be impaired due to the delisting of its securities from the Nasdaq SmallCap Market.

     MANAGEMENT PLANS

The Company intends to manage short-term liquidity concerns through extending payments to vendors, engaging additional investors and creditors, and negotiating an increased credit limit with its primary supplier. The Company believes that its investment to build the necessary infrastructure to expand the delivery of professional services and a recently implemented sales and marketing effort directed at selling these services to its customers will significantly improve the Company's operating results. The Company believes that a shift in revenue mix will result in a more favorable gross profit margin for the Company, reduced borrowing requirements, and produce a higher net margin as professional services become a larger percentage of total revenue. There can be no assurance, however, that the Company will be able to successfully complete a shift in revenue mix or that the transition will result in higher gross or net margins.

In addition, the Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company.

     COMPETITION

The markets for systems integration services, networking services and applications software are highly competitive and fragmented, are subject to rapid change and have low barriers to entry. The Company competes for potential clients with systems consulting and implementation firms, multinational accounting firms, software application firms, service groups of computer equipment companies, facilities management companies, general management consulting firms, programming companies and technical personnel and data processing outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. The Company expects that competition in the services industry could increase in the future, partly due to low barriers of entry. Increased competition could result in price reductions, reduced margins or loss of market share for the Company and greater competition for qualified technical personnel. There can be no assurance that the Company will be able to compete successfully against current and future competitors. If the Company is unable to compete effectively, or if competition among information technology services companies results in a deterioration of market conditions for information technology services companies, there could be a material adverse effect on the Company.

       INDUSTRY

The Company operates in an industry that is characterized by fast-changing technology. As a result, the Company will be required to expend substantial funds for continuing product development, including expenses associated with research and development activities and additional engineering and other technical personnel. There can be no assurance that such funds will be available to the Company given its current financial condition and results of operations. Any failure by the Company to anticipate or respond adequately to technological developments, customer requirements, or new design and production techniques, or any significant delays in product development or introduction, could have a material adverse effect on the operating results of the Company.

       RAPID TECHNOLOGICAL CHANGE

The Company's success will depend in part on its ability to enhance its existing products and services, to develop and introduce new services and products and train its consultants in order to keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in addressing these issues or that, even if these issues are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render the Company's services noncompetitive or obsolete. The Company's failure to address these issues successfully could have a material adverse effect on the Company.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Prologic and its subsidiaries GRSI and BASIS. All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

Certain amounts in 1997 were reclassified to conform with 1998 financial statement presentation.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgement is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The terms of notes payable and other long-term obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

     REVENUE RECOGNITION

The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the vendor to the end user, or when shipped from the Company, whichever is appropriate. Revenue is recognized on sales of third-party maintenance agreements upon receipt of the billing invoice from the vendor at which time the Company retains no further obligation to the customer or vendor. Revenue from professional services is recognized upon receipt of customer acceptance of substantial completion. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts.

     RESTRICTED CASH

Restricted cash consists of a certificate of deposit that secures the Company's revolving line of credit. This certificate of deposit earns interest at a rate of 5.1%.

     INVENTORY

Inventory consists primarily of third-party computer hardware and third-party software products, which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

     PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets which is generally five years. Depreciation expense was approximately $208,000 and $193,000 in 1998 and 1997, respectively.

     PRODUCT DEVELOPMENT

Under the criteria set forth in Statement of Financial Accounting Standards
(SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. In addition, the Company has and plans to continue to purchase software from third parties. Purchased software is also accounted for in accordance with SFAS No. 86. Amounts that could have been capitalized during fiscal 1998 under this statement after consideration of the above factors were immaterial, and therefore no internal software development costs have been capitalized by the Company in fiscal 1998.

     IMPAIRMENT OF LONG-LIVED ASSETS

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.

The Company assesses the recoverability of long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. The Company wrote off $425,807 of capitalized software costs in fiscal 1997. There was no impairment of long-lived assets during the fiscal year ended March 31, 1998.

     GOODWILL

Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense for the year ended March 31, 1998 totaled $244,500. Accumulated amortization totaled $425,700 at March 31, 1998.

     CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of accounts receivable. The Company does not require collateral upon delivery of its products or services.

     EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which supersedes Accounting Principles Board Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for fiscal years ended after December 15, 1997, and as a result, all prior year earnings per share data presented has been restated. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years ended March 31, 1998 and 1997, is as follows:

                                                            For the Years
                                                           Ended March 31,
                                                         1998            1997
                                                     -----------     -----------
Loss per share - Basic:
  Net loss available to common shareholders          $(2,623,595)    $(3,127,979)
  Weighted average number of common shares             3,941,811       3,541,385
                                                     -----------     -----------

      Loss per common share - Basic                  $     (0.67)    $     (0.88)
                                                     ===========     ===========

Loss per share - Diluted:
  Net loss available to common shareholders          $(2,623,595)    $(3,127,979)
  Weighted average number of common shares             3,941,811       3,541,385
                                                     -----------     -----------

      Loss per common share - Diluted                $     (0.67)    $     (0.88)

                                                     ===========     ===========




(3)  ACQUISITIONS:

In September 1995, the Company completed the acquisition of GRSI, a systems integration company based in St. Paul, Minnesota. All of the outstanding common stock of GRSI was acquired for 100,000 shares of common stock of the Company valued at $40,000, the issuance of a promissory note in the amount of $150,000 and $100,000 of cash. The acquisition was accounted for as a purchase and accordingly, the aggregate purchase price of $290,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Cost in excess of net assets acquired of $259,746 was recorded as goodwill in connection with the acquisition.

In August 1996, the Company completed the acquisition of BASIS, a systems integration company located in the San Francisco Bay Area. All of the outstanding stock of BASIS was acquired for 337,325 shares of common stock of the Company valued at $1,400,000 and $500,000 in cash. The acquisition was accounted for as a purchase and accordingly the aggregate purchase price of $2,231,533 was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the acquisition. Cost in excess of net assets acquired of $1,459,661 was recorded as goodwill in connection with the acquisition. The accompanying consolidated statement of operations for the year ended March 31, 1997 include the operations of BASIS from August 1, 1996.

The following unaudited pro forma consolidated financial information for the year ended March 31, 1997, was prepared assuming that the acquisition of BASIS occurred as of April 1, 1996:

Revenue                                              $  16,434,020
Operating loss                                          (2,670,804)
Net loss                                                (3,197,769)
Basic loss per share                                         (0.90)
Diluted loss per share                                       (0.90)

The above pro forma results give effect to the amortization of intangibles resulting from the acquisition and estimated income tax effects thereon. The pro forma information presented is for informational purposes only and is not necessarily indicative of future earnings (loss) or of what the loss actually would have been had the acquisition of BASIS been consummated on April 1, 1996.

(4)  PROPERTY AND EQUIPMENT:

Property and equipment as of March 31, 1998, consists of the following:

Furniture and leasehold improvements                 $     338,131
Equipment and software                                   1,053,079
                                                     -------------
                                                         1,391,210
    Less accumulated depreciation                         (878,143)
                                                     -------------
    Net property and equipment                       $     513,067
                                                     =============

(5)  LINES OF CREDIT:

In March 1998, BASIS and GRSI obtained a line of credit in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 2) and equipment loans in the first year (maximum equipment loan is $250,000). This line of credit is secured by substantially all of BASIS and GRSI's assets. As of March 31, 1998, borrowings under this line of credit were $1,237,863, with additional availability of approximately $117,000.

The line of credit bears monthly interest at the highest prime rate in effect during each month (8.5% during March 1998) plus 1.75% per annum for the portion of the loan related to accounts receivable and prime plus 2.25% per annum for the portion related to equipment purchases subject to a minimum charge in any month of not less than 9% per annum. Interest is based on a minimum daily loan balance of $1,000,000. The line matures on March 31, 2001.

The Company is required to pay a monthly minimum fee of $1,500. Also, the Company paid an initial loan fee of $50,000 in March 1998 with an additional loan fee based on .25% of the maximum dollar amount ($5,000,000) due annually thereafter. In years four and beyond, the Company must pay a renewal fee of .5% of the maximum dollar amount.

If the Company terminates this agreement prior to the maturity date, it must pay a penalty equal to the greater of all interest due during the prior six months or the minimum monthly interest multiplied by the number of partial or full months from the effective termination to the maturity date.

The line of credit agreement originally required that BASIS and GRSI maintain a combined minimum net worth of $1,000,000. At March 31, 1998, BASIS and GRSI were not in compliance with this covenant. BASIS and GRSI obtained a waiver for this covenant from the bank through July 22, 1998, and subsequently obtained a modification of the agreement for the period effective July 23, 1998 through maturity which requires BASIS and GRSI to maintain a combined net worth of $750,000.

The Company had a $1,000,000 revolving line of credit with a bank which was subject to renewal in August 1997. The bank agreed to extend the line of credit on a month-to-month basis under substantially the same terms until September 1997. The interest rate on borrowings under the agreement was the prime rate of interest as established by the bank and was due monthly. The line of credit was secured by the Company's $1,000,000 money market account. The line of credit was paid off in September 1997 and was not renewed. Borrowings under this line of credit were $-0- and $994,562 as of March 31, 1998 and 1997, respectively.

The Company also maintained a $2,200,000 line of credit facility for the financing of accounts receivable and inventory with a financial institution for its BASIS subsidiary. This financing facility was subject to a twelve-month renewal in August 1997. The bank agreed to extend the line of credit through February 1998. The interest rate was at the prime rate plus 1%. Interest was due monthly. The credit facility was collateralized by a $300,000 irrevocable letter of credit from the Company's bank and all accounts receivable at BASIS and GRSI. The line of credit was paid off in March 1998 and was not renewed. Borrowings under this agreement were $-0- and $107,886 as of March 31, 1998 and 1997, respectively.

(6)   CONVERTIBLE SUBORDINATED NOTES:

In November 1996, the Company borrowed $820,000 in a private offering of 10% convertible subordinated notes. On September 29, 1997, the Company renegotiated the conversion terms with the holders of $720,000 of the notes. The revised terms assign a fixed conversion price of $3.75 per share, which was $2.63 in excess of the market price of the Company's common stock on the date of the revision. In addition, the noteholders were granted warrants to purchase a total of 252,000 shares of the Company's common stock at a price of $2.00 per share. The warrants were valued at approximately $257,000 ($1.02 per share) and have been recorded in the accompanying financial statements as additional debt issuance costs (other assets) and will be amortized over the remaining term of the notes. The warrants expire on December 31, 2001.

During December 1997, $100,000 of notes were converted into 160,000 shares of the Company's common stock based on the fair market value of the stock on the date of the conversion. During the quarter ended June 30, 1998, the remaining noteholders converted $720,000 of notes into 72,000 shares of Series B convertible preferred stock and warrants to purchase a total of 72,000 shares of the Company's common stock.

The following unaudited pro forma consolidated financial information was prepared assuming the convertible subordinated notes had been converted into 72,000 shares of Series B convertible preferred stock and the 72,000 warrants were issued at March 31, 1998:

Stockholders' Equity:
Series A cumulative convertible preferred stock, no
  par value, 750,000 shares authorized, 41,667 shares
  issued and outstanding, liquidation
  value of $6.00 per share plus accrued
  dividends                                                  $    250,000
Series B cumulative convertible preferred stock,
  no par value, 100,000 shares authorized, 72,000
  shares issued and outstanding at March 31, 1998,
  liquidation value of $10 per share plus accrued
  and unpaid dividends                                            458,189
Common stock, no par value, 10,000,000 shares
  authorized, 4,478,724 shares issued and outstanding
  at March 31, 1998                                             8,493,270
Warrants                                                          643,253
Accumulated deficit                                            (9,241,460)
                                                             ------------
Total stockholders' equity                                        603,252
                                                             ------------
Total liabilities and stockholders' equity                   $  6,019,834
                                                             ============

The unaudited pro forma consolidated financial data is provided for illustrative purposes only.

(7)  LONG-TERM DEBT AND NOTES PAYABLE:

Long-term debt and notes payable at March 31, 1998 are as follows:

Notes payable, interest at 2% per month, secured by
various equipment, originally due on March 31, 1998,
extended on a month-to-month basis or exchanged for
common stock subsequent to March 31, 1998.                        $ 205,000

Minimum royalty payable of $250,000, with imputed
interest at 8%, payments due in annual installments
of $25,000 through June 30, 2000 and the remaining
principal and interest due March 1, 2001; secured by
purchased software.                                                 184,769

Note payable, interest at 8.5%, unsecured, principal
and interest due in July 1998.                                      126,500

Bridge note payable, interest at 2% per month, due in
October 1997, extended on a month-to-month basis,
unsecured. In return for month-to-month extensions,
the Company issues 10,000 shares of its common stock
to the lender for each month the note is extended.                  100,000

Other                                                                36,156
                                                                -----------
    Total long-term debt and notes payable                          652,425

Less current portion of long-term debt and notes payable            492,657
                                                                -----------

    Long-term debt and notes payable, excluding
      current portion                                           $   159,768
                                                                ===========

On March 31, 1998, certain of the Company's notes payable matured. In April 1998, notes totaling $20,000 were exchanged for common stock, notes with a principal balance of $130,000 were extended to July 31, 1998, notes with a principal balance of $35,000 were paid, and notes with a principal balance of $20,000 were extended on a month-to-month basis. On July 31, 1998, certain of these notes payable matured and were extended on a month-to-month basis.

In January 1996, the Company purchased SYMRP Scheduler and SYMFLO Database from Symmetrix, Inc. (Symmetrix), a Massachusetts-based consulting firm. The consideration included a $50,000 cash payment, a $150,000 promissory note bearing interest at 10%, on which the final payment was made in fiscal 1998, and a minimum royalty payment of $250,000. Each June the Company pays an annual installment of $25,000 toward this minimum royalty. The final $25,000 is due in June 2000 and the remaining balance on the $250,000 minimum royalty is due in March 2001. Symmetrix holds a security interest in the above software as well as reversion rights in this technology. Since January 1996, the Company's plans with respect to these products has changed and therefore, the Company is no longer planning to market this product on a direct basis. As a result, in fiscal 1997 the cost of these products was included in the write-off of capitalized software costs.

A summary of long-term debt and notes payable installments after March 31, 1998 is as follows:

1999                                              $   492,657
2000                                                   25,000
2001                                                  134,768
                                                  -----------

                                                  $   652,425
                                                  ===========

(8)     INCOME TAXES:

The Company has adopted the provisions of SFAS No. 109, Accounting for Income Taxes, which, among other things provides for the establishment of deferred income taxes for temporary differences between the financial and income tax basis of reporting.

A reconciliation of the difference between the provision for income taxes and the amount that would be computed using statutory federal income tax rates is as follows:

                                                                             Years Ended March 31,
                                                                        1998                        1997
                                                                  -----------                   -----------
Benefit computed at federal rate of 34%                           $  (839,000)                  $(1,063,513)
State income tax benefit, net of federal benefit                     (148,000)                     (187,679)
Increase in valuation allowance related to net
  operating loss carryforward                                         987,000                     1,251,192
                                                                  -----------                   -----------
         Benefit for income taxes                                 $      --                     $      --
                                                                  ===========                   ===========


A detail of the net deferred tax asset is as follows:



                                                                            Years Ended March 31,
                                                                     1998                          1997
                                                                  -----------                  -----------
Deferred tax assets:
  Net operating loss carryforward                                 $ 3,485,000                  $ 2,497,835
  Allowance for doubtful accounts                                      61,000                       91,438
  Deferred maintenance revenue                                         93,000                       45,853
  Amortization of goodwill                                             40,000                         --
  Employee compensation and other accruals                              5,000                        5,266
                                                                  -----------                  -----------
         Total deferred tax assets                                  3,684,000                    2,640,392

Less valuation allowance                                           (3,684,000)                  (2,640,392)
                                                                  -----------                  -----------
         Net deferred tax assets                                  $      --                    $      --
                                                                  ===========                  ===========

Utilization of the net operating loss carryforward may be significantly limited or eliminated as a result of change in ownership rules. The Company has a net operating loss carryforward approximating $8.7 million for federal income tax purposes which expires in varying amounts from 2000 through 2012.

(9)  COMMITMENTS AND CONTINGENCIES:

In February 1996, the Company executed a lease agreement with HFG Properties, Ltd. (HFG), a limited partnership in which the Company's President and Chief Executive Officer is a limited partner. The terms of the lease are from July 1996 through June 2001. Rent expense under this operating lease was $78,000 and $68,879 in fiscal 1998 and 1997, respectively. Accrued rent at March 31, 1998 included $30,000 due HFG. During fiscal 1998, two employees of the Company paid rent on behalf of the Company totaling $66,330. In return, the Company issued a total of 66,330 shares of common stock, valued at $66,330, to the employees. At March 31, 1998, the Company had approximately $33,000 in deposits with HFG.

The Company leases office, manufacturing and storage space, and equipment under noncancelable operating lease agreements expiring through March 2002. These leases contain renewal options, and the Company is responsible for certain executory costs, including insurance and utilities. The Company's President has also personally guaranteed amounts pertaining to certain operating leases. Total rent expense for these operating leases was $171,500 and $223,400 for the years ended March 31, 1998 and 1997, respectively. Future minimum lease payments under operating leases that have remaining noncancelable lease terms in excess of one year at March 31, 1998 are as follows:

1999                                                 $   259,734
2000                                                     180,504
2001                                                     149,980
2002                                                      34,570
2003                                                           -
                                                     -----------

                                                     $   624,788
                                                     ===========

The Company is involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a materially adverse effect on the Company.

(10)  CAPITAL STOCK:

        COMMON STOCK

In fiscal 1998, holders of notes totaling $160,000 converted these notes to 256,000 shares of common stock at $0.625 per share, as provided for in the conversion agreement. In addition, holders of convertible subordinated notes totaling $100,000 converted these notes to 160,000 shares of common stock at $0.625 per share, as provided for in the conversion agreement.

In fiscal 1998, the Company issued 96,000 shares of common stock valued at the market price on the dates of issuance, totaling $103,262, in connection with month-to-month extensions on a $100,000 bridge note payable. The terms of the bridge note extension require the Company to issue 10,000 additional shares of common stock to the lender for each month the note is extended.

In fiscal 1998, the Company issued 241,330 shares of common stock at $1.00 per share in exchange for $175,000 cash and the assumption of $66,330 of debt.

During fiscal 1997, the Company issued 337,325 shares of common stock, valued at the market price of $4.15 per share on the date of issuance, in connection with the acquisition of BASIS (see Note 3).

During fiscal 1997, the Company issued 10,000 shares of common stock valued at the market price of $2.66 per share on the date of issuance, in connection with the issuance of a promissory note. The Company recognized $26,560 of expense related to this issuance during the year ended March 31, 1997.


     COMMON STOCK WARRANTS

During fiscal 1998, the Company issued warrants for the purchase of 134,288 shares of common stock to financial advisory companies at varying exercise prices ranging from $.75 to $2.00 per share, expiring from February 2000 to November 2002. The agreements provide for the issuance of warrants for the purchase of up to an additional 50,000 shares of the Company's common stock, dependent upon the continuation of the agreements which are cancelable by either party without penalty. The warrants were valued at $109,591 and have been recorded as general and administrative expense in the accompanying financial statements.

In addition, during fiscal 1998, the Company issued warrants for the purchase of 252,000 shares of common stock as compensation to holders of convertible subordinated notes (see Note 6) for the modification of the conversion price and terms. These warrants have an exercise price of $2.00 per share and expire in December 2001. The warrants were valued at $257,292 and have been recorded as debt issuance costs and will be amortized into interest expense over the remaining term of the notes.

During fiscal 1997, the Company issued warrants to bridge note holders for the purchase of 157,500 shares of the Company's common stock, valued at $0.11 per share, to purchase common stock in connection with the initial public offering. The warrants were valued at $17,232 and have been recorded as general and administrative expense in the accompanying financial statements.

     SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

From June 1997 to December 1997, the Company offered shares of 8% Series A Cumulative Convertible Preferred Stock (Series A Preferred) to non-U.S. persons at an offering price of $6.00 per share. During this period, 46,667 shares were sold in exchange for $250,000. Proceeds were utilized primarily for working capital needs.

The Series A Preferred provides for the payment of dividends at the rate of 8%, payable quarterly beginning March 31, 1998 to be paid in cash or shares of common stock at a stated price of $2.00 per share, at the discretion of the Company's Board of Directors. Dividends totaling approximately $12,657 are accrued in the accompanying consolidated financial statements and were paid in cash in April 1998. Holders of Series A Preferred have liquidation preference over holders of common stock and receive $6.00 per share plus accrued dividends, in the event of liquidation.

Holders of Series A Preferred may convert each share of Series A Preferred into shares of common stock with a minimum stated value of $2.00 per share beginning after June 1998, at a conversion rate of $6.00 per preferred stock share (each share of Series A Preferred is convertible into three shares of common stock), subject to adjustment. In addition, for each share of common stock received through conversion, holders are entitled to receive one warrant to purchase one share of common stock at the conversion price ($2.00 per share). Warrants issued under this agreement expire in December 2000.

Series A Preferred is subject to conversion 12 months after the issuance at the option of the Company, contingent upon an increase in the price of common stock equal to at least 150% of the conversion price ($3.00 per share, subject to adjustment).

In July 1998, holders of Series A Preferred totaling 25,000 shares elected to convert their shares into 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock as provided in the agreement.

     SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

In March 1998, the Company authorized 100,000 shares of 10% Series B Cumulative Convertible Preferred Stock (Series B Preferred). The Series B Preferred provides for the payment of dividends at the rate of 10% payable semi-annually beginning October 31, 1998, to be paid in cash or shares of common stock, subject to provisions in the agreement.

Series B Preferred may be converted to fully-paid and nonassessable shares of common stock at the option of the shareholder. The number of shares of common stock to be received is obtained by multiplying the Applicable Conversion Rate ($2.67 at March 31, 1998) by the number of shares of Preferred Stock, subject to adjustment.

The Company may redeem Series B Preferred at the stated value plus accrued dividends with at least 20 days notice to the shareholders and may not reissue any shares repurchased.

In the event of liquidation, Series B Preferred shareholders will receive $10 per share plus accrued dividends. Holders of Series B have liquidation preference over holders of common stock.

In June 1998, holders of $720,000 of convertible notes converted their notes into 72,000 shares of Series B Preferred and warrants to purchase 72,000 shares of common stock.

(11)  STOCK OPTION PLAN:

During 1995, the Company's Board of Directors approved a stock option plan. The maximum number of shares that may be purchased pursuant to the plan is 500,000. Options granted under the plan include incentive and nonqualified stock options, with vesting determined on the grant date, not to exceed ten years, and are exercisable over a ten-year maximum period at a price to approximate the fair market value of the common stock at the date of grant.

The following table summarizes the activity under the Company's stock option plan:

                                                          Year Ended March 31,

                                                1998                               1997
                                    ----------------------------        -------------------------
                                                      Weighted                          Weighted
                                                       Average                           Average
                                                       Option                            Option
                                      Number            Price             Number          Price
                                     of Shares        Per Share          of Shares      Per Share
                                    ----------        ---------         ---------       ---------
 Options outstanding,
   beginning of year                   122,750         $3.93               50,000         $4.00
      Granted                          356,363          1.05               72,750          3.88
      Canceled/expired                  18,750          1.88                    -             -
      Exercised                             -             -                     -             -
                                    ----------                          ---------

      Options outstanding,
        end of year                    460,363          1.68              122,750          3.93
                                    ==========                          =========

      Options, exercisable,
        end of year                    143,750          2.35               34,650          4.00
                                    ==========                          =========

      Options available
        for grant                       39,637                            377,250
                                    ==========                          =========

      Weighted average
        fair value of
        options granted                                 $.99                              $1.37
                                                        ====                              =====



Options outstanding and exercisable by price range as of March 31, 1998 are as follows:

                                     Options Outstanding                                           Options Exercisable
                              -------------------------------------------------             --------------------------
                                                  Weighted
                                                  Average             Weighted                                 Weighted
                                                 Remaining            Average                                  Average
                                Options          Contractual          Exercise              Options            Exercise
Range of Exercise Prices      Outstanding           Life                Price               Exercisable        Price
------------------------      -----------           ----                -----               -----------        -----

$.81 - $4.00                    460,363           3.62 years          $    1.68              143,750          $   2.35


In November 1997, management repriced 51,000 stock options with exercise prices in excess of $2.00, previously granted to employees, to $1.00 per share. The effect of this repricing is reflected in the summary tables above.

In June 1998, the Board authorized the repricing of 100,000 stock options with exercise prices in excess of $3.88, previously granted to management under employment contracts, to $1.00 per share. The effect of this repricing is not reflected in the summary tables above.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Entities electing to continue accounting for stock-based compensation under APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

The Company has elected to account for its stock-based compensation plans under APB No. 25 and has therefore recognized $68,255 of compensation expense in the accompanying consolidated financial statements for stock-based employee awards granted at an option price less than the fair value of the Company's common stock on the date of grant. Additionally, the Company has computed for pro forma disclosure purposes the value of all options granted during 1998 and 1997, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  1998                          1997
                                                 Options                      Options
                                                ---------                     --------
Risk free interest rate                         5.8 - 6.8%                        6.5%
Expected dividend yield                           -                            -
Expected lives                                    5 years                      4 years
Expected volatility                               127.7%                        64.00%


The total value of options granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period:

Year ended March 31, 1998                            $    348,552
Year ended March 31, 1997                            $    338,680

If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net loss and loss per common and common share equivalent would have been as follows:

                                             Years Ended March 31,
                                             1998               1997
                                       --------------       ---------------
Net loss:
As reported                            $   (2,623,595)      $    (3,127,979)
Pro forma                                  (2,782,069)           (3,212,649)

Loss per common share - Basic:
As reported                            $        (0.67)      $        (0.88)
Pro forma                                       (0.71)               (0.91)

Loss per common share - Diluted:
As reported                            $        (0.67)      $        (0.88)
Pro forma                                       (0.71)               (0.91)

The effects of applying SFAS No. 123 for providing pro forma disclosures for 1998 and 1997 are not likely to be representative of the effects on reported net loss and loss per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

(12)    SIGNIFICANT CUSTOMERS:

The Company derives a significant portion of its total revenue from relatively few customers. The Company's five largest customers accounted for 38% and 32% of total revenue for the years ended March 31, 1998 and 1997, respectively. In 1998, sales to one customer were 15% with no other customers to whom sales exceeded 10%. The Company had no customers to whom sales exceeded 10% in 1997.

Because of the nature of the Company's business operations, the Company anticipates that customers that represent more than 10% of total revenue will vary from period to period depending on the placement of orders by a particular customer or customers in any given period.

(13)    401(k) PLAN:

The Company has a 401(k) plan for the benefit of its employees. Under the plan, eligible employees can contribute up to 15% of their compensation or a maximum of $10,000 and $9,500 in 1998 and 1997, respectively. The Company may also make discretionary contributions to the plan in amounts determined by management. Participants immediately vest in both their personal contributions and in the Company's contributions. The Company contributed immaterial amounts to the plan for the years ended March 31, 1998 and 1997, respectively.

(14)    RELATED PARTY TRANSACTIONS:

The Company leases its Tucson facility from HFG Properties, Ltd., (HFG), a limited partnership of which the Company's President and Chief Executive Officer is a partner. Additionally, the Company had notes payable with related parties of approximately $100,000 at March 31, 1998. Of these notes, approximately $14,000 was due at March 31, 1998, with the interest rate of -0-% for $12,000 and 10% for $2,000, and $86,000 is due April 15, 1999, with the interest rate at the prime rate.

(15)    SUBSEQUENT EVENTS:

In May 1998, the Company issued warrants for the purchase of 50,000 shares of common stock to a merger and acquisition company for services to be performed. The warrants are exercisable over five years and have an exercise price of $1.00 per share.

                                 EXHIBIT INDEX


         Exhibit Number    Document                                                     Page
         --------------    --------                                                     ----
         3.1               Articles of Incorporation by the Company*
         3.2               Bylaws of the Company*
         3.3               Articles of Incorporation of Great River Systems, Inc.*
         3.4               Bylaws of GRSI*
         4.1               Form of Warrant Agency Agreement by and between
                           Prologic Management Systems, Inc. and American Stock
                           Transfer & Trust Company, with form of redeemable
                           warrant*
         4.2               Specimen of Common Stock Certificate*
         4.3               Specimen Redeemable Common Stock Purchase Warrant
                           Certificate*
         4.4               [Form of] Representative's Warrant*
         10.15             1994 Stock Option Plan, Form of Incentive
                           Agreement*
         10.17             Employment Agreement of James M. Heim*
         10.19             Form of Lock-Up Agreement of Shareholders*
         10.20             Form of Stock Purchase Agreement, Promissory Note and
                           Escrow Agreement for July 31, 1994 issuance of Common
                           Stock*
         10.21             Employment Agreement with Patricia Shanks*
         10.22             Employment Agreement with Donald Legnitto*
         10.28             Office Lease with HFG Properties***
         10.29             Coast Business Credit Loan and Security Agreement
         10.30             SYMRP Purchase Agreement*
         10.31             Agreement and Plan of Reorganization dated as of
                           June 1, 1996 among Prologic Management Systems,
                           Inc., BASIS, Inc., BASIS Acquisition Corp. and
                           certain Principal Shareholders of BASIS, Inc.**
         11.1              Earnings Per Share Calculation
         23.1              Consent of Independent Public Accountants, KPMG Peat
                           Marwick LLP
         23.2              Consent of Independent Public Accountants, Arthur
                           Andersen LLP
         27                Financial Data Schedule


* Incorporated by reference to the corresponding exhibit number in the Company's Registration Statement on Form SB-2 (Commission file no. 33-89384-LA).

** Incorporated by reference to the corresponding exhibit number in the Company's Form 8-K filed on August 23, 1996.

*** Incorporated by reference to the corresponding exhibit number in the Company's Form 10-KSB filed on July 1, 1996.