Form 10QSB
period 1998-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1998-09-18
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998.


Commission file number: 33-89384-LA


                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)


           Arizona                                             86-0498857
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)


2030 East Speedway Blvd., Tucson, Arizona                        85719
(Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number (520) 320-1000.


Securities registered under Section 12(g) of the Exchange Act:

               Common Stock and Warrants to Purchase Common Stock


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].


Number of shares of common stock outstanding on June 30, 1998 was 4,508,724.


Transitional Small Business Disclosure Format:
                                                 Yes [ ]; No [X].

                        Prologic Management Systems, Inc.
                                      Index


                                                                            Page

Part I. FINANCIAL INFORMATION                                                 3

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets at June 30, 1998
        and March 31, 1998                                                    3

        Condensed Consolidated Statements of Operations
        for the Three Months Ended June 30, 1998 and June 30, 1997            4

        Condensed Consolidated Statements of Cash Flows
        for the Three Months Ended June 30, 1998 and June 30, 1997            5

        Notes to Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition                         7


Part II.OTHER INFORMATION                                                     11

Item 1. Legal Proceedings                                                     11

Item 2. Changes in Securities                                                 12

Item 3. Defaults upon Senior Securities                                       12

Item 4. Submission of Matters to a Vote by Security Holders                   12

Item 5. Other Information                                                     12

Item 6. Exhibits and Reports on Form 8-K                                      12
        Exhibit 11.1                                                          14
        Exhibit 27

SIGNATURES                                                                    13

PART I.  FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                                                              June 30, 1998       March 31, 1998
                                                                              -------------       --------------
                 ASSETS                                                        (unaudited)
    Cash                                                                       $    20,882        $   175,110
    Restricted Cash                                                                300,000            300,000
    Accounts receivable, less allowance for doubtful accounts                    4,115,043          3,405,603
    of $273,000 at June 30, 1998 and at March 31, 1998
    Inventories                                                                    424,743            220,651
    Prepaid Expenses                                                               151,809             99,592
                                                                               -----------        -----------
                 Current Assets                                                  5,012,478          4,200,956

    Property and equipment - net                                                   529,686            513,067

    Goodwill - Net                                                               1,211,537          1,272,662
    Other Assets                                                                   259,248            233,760
                                                                               -----------        -----------
TOTAL ASSETS                                                                   $ 7,012,949        $ 6,220,445
                                                                               ===========        ===========

                 LIABILITIES AND EQUITY
    Accounts Payable                                                             4,229,128          2,585,792
    Current Portion of Long Term Debt                                              527,204            507,057
    Accrued Expenses                                                               493,986            607,061
    Deferred Revenue                                                               249,983            233,041
                                                                               -----------        -----------
                 Current Liabilities                                             5,500,301          3,932,951

    Long term debt and notes payable, excluding current portion                    159,768            245,768
    Line of credit                                                                 796,634          1,237,863
    Convertible subordinated notes                                                                    720,000

    Shareholders Equity
                 Series A cumulative convertible preferred stock, no
                 par value, 750,000 shares authorized 41,667 shares
                 outstanding                                                       250,000            250,000
                 Series B cumulative convertible preferred stock, no par
                 value, 100,000 shares authorized, 72,000 shares
                 outstanding                                                       720,000
                 Common stock, no par value 10,000,000 shares
                 authorized, 4,508,724 shares outstanding                        8,510,770          8,493,270
                 Warrants                                                          638,530            582,053
                 Stock Dividends                                                    47,934
                 Accumulated deficit                                            (9,610,987)        (9,241,460)
                                                                               -----------        -----------
                                                                                   556,247             83,863
                                                                               -----------        -----------
TOTAL LIABILITIES AND EQUITY                                                   $ 7,012,949        $ 6,220,445
                                                                               ===========        ===========

See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED JUNE 30,
                                                      1998               1997
                                                      ----               ----
                                                  (unaudited)        (unaudited)
                   Net Sales
Hardware                                          $ 3,332,919        $ 5,114,844
Licenses                                              453,449            547,993
Services                                            1,584,075            653,920
                                                  -----------        -----------
                                                    5,370,443          6,316,757


Cost of Sales                                       3,958,387          5,177,119

                   Gross Profit                     1,412,055          1,139,638
Operating Expenses
       Selling and marketing                          338,617            474,758
       General and administrative                   1,200,968            792,608
       Research and development                        51,750             95,434
                                                  -----------        -----------
                   Total Operating Expenses         1,591,336          1,362,800

                   Operating Loss                    (179,280)          (223,162)

Interest Expense                                      (80,845)           (82,632)
Other income (expense)                                (14,482)             2,925
                                                  -----------        -----------

Net loss                                             (274,608)          (302,869)

Cumulative Preferred Stock Dividend                    47,934
                                                  -----------        -----------
Net loss                                          $  (322,542)       $  (302,869)
                                                  ===========        ===========

Loss per common share
       Basic                                            (0.07)             (0.08)
       Diluted                                          (0.07)             (0.08)

Weighted average shares of common stock
       Basic                                        4,492,024          3,675,375
       Diluted                                      4,492,024          3,675,375


See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       THREE MONTHS ENDED JUNE 30,
                                                                         1998                1997
                                                                         ----                ----
                                                                     (unaudited)         (unaudited)
Cash flows from operating activities:
       Net loss                                                      $  (274,608)       $  (302,869)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
               Depreciation and amortization                             111,594            116,330
               Issuance of warrants                                       56,477
               Common Stock Dividend                                     (47,934)
               Changes in:
                      Trade accounts receivable                         (709,440)        (1,745,156)
                      Accounts payable and accrued expenses            1,531,210            897,920
                      Other assets and liabilities                      (264,855)           108,138
                                                                     -----------        -----------
                             Total adjustments                           677,051           (622,768)
                                                                     -----------        -----------
                             Net cash from (used in) operating
                             activities                                  402,443           (925,637)
                                                                     -----------        -----------
Cash flows from investing activities

       Purchase of equipment                                             (67,087)           (51,045)
                                                                     -----------        -----------

                      Net cash used in investing activities              (67,087)           (51,045)

Cash flows from financing activities:
       Issuance of notes payable and debt                                                   851,631
       Issuance of common stock                                           17,500
       Repayment of debt                                                (507,083)           (29,511)
                                                                     -----------        -----------
                      Net cash provided by (used in) financing
                      activities                                        (489,583)           822,120
Net cash increase (decrease) in cash and cash equivalents               (154,227)          (154,562)

Cash and cash equivalents, beginning of period                           175,110            815,120
                                                                     -----------        -----------

Cash and cash equivalents, end of period                             $    20,883        $   660,558
                                                                     ===========        ===========


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Interim Periods

         The accompanying condensed consolidated financial statements include the accounts of Prologic Management Systems, Inc. (the "Company") and its wholly-owned subsidiaries, Great River Systems, Inc. ("GRSI"), and BASIS, Inc ("BASIS"). All significant inter-company balances and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.       Lines of Credit

         In March 1998, BASIS and GRSI obtained a long-term credit facility in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, and restricted cash (see Note 2). The line also permits equipment loans in the first year (maximum equipment loan is $250,000). This line of credit is secured by substantially all of BASIS and GRSI's assets. As of June 30, 1998, borrowings under this line of credit were $796,634. At June 30, 1998 the Company had unused availability of $182,000 under the line of credit.

         The line of credit bears interest at the highest prime rate in effect during each month (8.5% during June 1998) plus 1.75% per annum for the portion of the loan related to accounts receivable and prime plus 2.25% per annum for the portion related to equipment purchases subject to a minimum charge in any month of not less than 9% per annum, and is payable monthly. Interest is based on a minimum daily loan balance of $1,000,000. The line matures on March 31, 2001.

         The Company is required to pay a monthly minimum fee of $1,500 under the line of credit. The Company paid a loan facility fee of $50,000 in March 1998, and annual loan facility fees of .25% of the maximum dollar amount of the facility ($5,000,000) are due annually thereafter. The facility is renewable upon payment of a fee of .5% of the maximum dollar amount of the facility if no default is outstanding at the end of the term.

         If the Company terminates this agreement prior to the maturity date, it must pay a penalty equal to the greater of all interest due during the prior six months or the minimum monthly interest multiplied by the number of partial or full months from the effective termination to the maturity date.

         The line of credit agreement originally required that BASIS and GRSI maintain a combined minimum net worth of $1,000,000. At March 31, 1998, BASIS and GRSI were not in compliance with this covenant. BASIS and GRSI obtained a waiver for this covenant from the bank through July 22, 1998, and subsequently obtained a modification of the agreement for the period effective July 23, 1998 through maturity which requires BASIS and GRSI to maintain a combined net worth of $750,000. At June 30, 1998 the combined net worth was in compliance with the modified covenant.

         The Company had a $1,000,000 revolving line of credit with a bank which was subject to renewal in August 1997. The bank agreed to extend the line of credit on a month-to-month basis under substantially the same terms until September 1997. The interest rate on borrowings under the agreement was the prime rate of interest as established by the bank and was due monthly. The line of credit was secured by the Company's $1,000,000 money market account. The line of credit was paid off in September 1997 and was not renewed. Borrowings under this line of credit were $-0- at June 30, 1998 and $1,000,000 at June 30, 1997.

         The Company also maintained a $2,200,000 line of credit facility for the financing of accounts receivable and inventory with a financial institution for its BASIS subsidiary. This financing facility was subject to a twelve-month renewal in August 1997. The bank agreed to extend the line of credit through February 1998. The interest rate was at the prime rate plus 1%. Interest was due monthly. The credit facility was collateralized by a $300,000 irrevocable letter of credit from the Company's bank and all accounts receivable at BASIS and GRSI. The line of credit was paid off in March 1998 and was not renewed. Borrowings under this agreement were $-0- at June 30, 1998 and $708,194 at June 30, 1997.

3.       Goodwill

         Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense for the quarter ended June 30, 1998 totaled $61,125. Accumulated amortization totaled $486,825 at June 30, 1998.

         In September 1995, the Company completed the acquisition of GRSI, a systems integration company based in St. Paul, Minnesota. All of the outstanding common stock of GRSI was acquired for 100,000 shares of common stock of the Company valued at $40,000, the issuance of a promissory note in the amount of $150,000 and $100,000 of cash. The acquisition was accounted for as a purchase and accordingly, the aggregate purchase of $290,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Cost in excess of net assets acquired of $259,746 was recorded as goodwill in connection with the acquisition.

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

4.       Property and Equipment

         Property and equipment as of June 30, 1998, consists of the following:

                                          June 30, 1998      March 31, 1998
Furniture and leasehold improvements       $   350,027        $   338,131
Equipment and software                       1,108,270          1,053,079
                                           -----------        -----------
                                             1,458,297          1,391,210
Less accumulated depreciation                 (928,611)          (878,143)
                                           -----------        -----------
Net property and equipment                 $   529,686        $   513,067
                                           ===========        ===========


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

INTRODUCTION

         The Company provides systems integration services, software development, proprietary software products and related services. The majority of the Company's revenues are generated from systems integration and related product sales. The Company's services include systems integration, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, Internet/intranet design and connectivity, and graphic design services for the World Wide Web. The Company's software development expertise provides an internal resource for development needs in integration and custom projects. The Company's proprietary products include manufacturing, distribution, and resource tracking software for commercial clients, as well as its intranet-based sales tracking and reporting system and intranet-based document management, warehousing and retrieval system. The Company's products are not directed to the retail consumer market. For additional information on the combined operating results of the Company and its subsidiaries, see the Consolidated Financial Statements of the Company and Notes thereto. The discussion should be read in conjunction with and is qualified in its entirety by the Consolidated Financial Statements of the Company and Notes thereto.

         As previously reported in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1998, the Company's securities were delisted from both the Nasdaq Stock Market and the Boston Stock Exchange in August 1998. Delisting resulted from the Company's failure to maintain the minimum net tangible asset requirement of the Nasdaq Stock Market. Trading of the Company's securities may continue to be conducted on the OTC Electronic Bulletin Board or in the non-Nasdaq over-the-counter market. As a result, a holder of the Company's securities may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, purchases and sales of the Company's securities may be subject to Rule 15g-9 (the "Rule") promulgated by the Securities and Exchange Commission (the "SEC"). The Rule imposes various sales practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the Rule may have an adverse effect on the ability of broker-dealers to sell the Company's securities and may affect the salability of the Company's securities in the secondary market.

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

RESULTS OF OPERATIONS

         Net Sales. Net sales for the first quarter of fiscal 1999 were $5,370,443 compared to the first quarter of the previous fiscal year when sales were $6,316,757. The sales decrease was the result of a last minute cancellation of one order, the result of a change in the customer's business, which would have added approximately $2,600,000 to the sales for the first quarter of 1999 (approximately $2,500,000 in hardware and $100,000 in services). Although the order was cancelled, the customer believes that additional services will be required of the Company to help support the customers downsizing. Sales of hardware decreased by approximately $1,782,000 as a result of the cancelled order. Sales of services, which were predominantly integration projects, increased substantially from $653,920 in the first quarter of fiscal 1998 to $1,584,075 for the first quarter of fiscal 1999. Sales of services made up 29% of the net sales of the current quarter versus service sales of the same period last year which were 10% of total net sales for the quarter. The increase in high margin service sales accounted for the increased overall profit margins of $1,412,055 for the current quarter from $1,139,638 for the same period last year.

         Cost of Sales. Cost of sales was approximately $3,958,387 for the period ended June 30, 1998 versus approximately $ 5,177,757 for the same period of the previous year. Cost of sales as a percentage of sales decreased from 82% of sales to 74% for the quarter ended June 30, 1998 as the sales mix changed to higher margin service sales. The Company's strategy is to continue to increase the sale of integration services through its subsidiaries and to begin to increase sales of its proprietary software products. As sales of services and software increase in relation to the sale of hardware the Company expects to see more favorable changes in its gross profit as demonstrated by the 24% increase on gross profits for the quarter as compared to the same period last year.

         Selling and Marketing. Selling and marketing expenses were $338,617 or 6.3% of sales ,for the three month period ended June 30, 1998, compared to $474,758, or 7.5% of net sales, for the same period of the previous fiscal year. The decrease in selling and marketing expenses is, in part, due to consolidation efforts implimented to make the sales force more effective.

         General and Administrative. General and administrative expenses increased from $792,608, or 12.5% of net sales, for the first quarter of the previous fiscal year to $1,200,968, or 22.4% of net sales, for the first quarter of the current fiscal year. The increase was in part the result of increases in staff to support increased services and in corporate staff related to current efforts to consolidate the accounting and administrative functions. The Company expects to reduce administrative expense as the planned consolidations continue.

         Research and Development. Total research and development expense was $51,750, or 1.0% of sales, in the quarter ended June 30, 1998. This compares to research and development expenses of $95,434 , or 1.5% of sales, for the same period last year. Research and development is primarily concerned with upgrading current proprietary software modules. The Company does not expect to incur any significant additional research and development expense during the remainder of the fiscal year.

         Operating Loss. The operating loss for the period was $179,280 compared to an operating loss of $223,162 for the prior year's first quarter. The operating loss improvement was the result of the favorable change in the sales mix to more higher margin service sales which offset the increase of 16.7% in operating expenses.

         Interest and Other Income. Interest expense for the quarter was $80,845 which was paid on the current lines of credit, short term and long term borrowings. The Company incurred approximately $83,000 in interest expenses during the first quarter of the previous fiscal year.

         Net Loss. The net loss for the quarter ended June 30, 1998 was approximately $274,608, or $.07 per share, versus a loss for the same period of the prior fiscal year of approximately $302,869, or $.08 per share. The improvement in net operating loss was the result of increased service sales which resulted in a margin of 26.3% of net sales versus the margin of the same period for the prior year of 18% of net sales.

         Income Taxes. The Company had no income tax expense for the first quarter of fiscal 1999 and 1998. As of June 30, 1998, the Company had Federal net operating loss carryforwards of approximately $9,000,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and Capital Resources. At June 30, 1998 the Company had a working capital deficit of approximately $488,000 versus working capital of approximately $268,000 at March 31, 1998.The cash balance at June 30, 1998 was approximately $321,000, $300,000 of which was restricted as security for the Company's line of credit.
          Cash generated by operations during the period ended June 30, 1998 was approximately $402,000. Cash used in operations during the same three month period of the previous fiscal year totaled approximately $926,000. Cash used in investing activities was approximately $61,000 at June 30, 1998 and approximately $51,000 at June 30, 1997. Cash used in financing activities for the quarter ended June 30, 1998 totaled approximately $490,000. Cash provided by financing activities totaled approximately $822,000 for the three months ended June 30, 1997.

         During fiscal 1998 the Company did not generate sufficient cash flows from operations to fund its current operations and has had to supplement its cash outflow with new equity investments, advances on lines of credit, other short and long term borrowings and credit granted by its suppliers and vendors. During the quarter an additional $720,000 of debt was converted to Series B preferred convertible stock. The Company's ability to raise additional capital and the relationships with these suppliers and vendors are critical to the viability of the Company.

         Although the Company has not integrated the sale of its proprietary software into its subsidiaries the Company has begun to increase its professional service sales as reflected during the quarter ended June 30, 1998 and has increased margins. Management however, believes that it must continue to rely on outside sources of funds until sales from professional services and software consistently generate higher margins to offset the cash outflows.

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

         During fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This credit facility replaced a $2.2 million facility that was in place at its BASIS subsidiary. This new facility is designed to provide working capital to support the Company's sales growth for both subsidiaries. Among other things the agreement required that the Company maintain a combined net worth at its BASIS and GRSI subsidiaries of at least $1,000,000. The Company received a waiver for non-compliance with this requirement at March 31, 1998 and modified the agreement in July 1998 to a combined net worth requirement of $750,000 for both subsidiaries. The total amount of the line of credit outstanding at March 31, 1998 was $1,238,000 with additional availability of approximately $117,000. At June 30, 1998 the Company had $797,000 outstanding on the line with additional availability of $182,000. The line matures on March 31, 2001.

         During fiscal 1997, the Company borrowed approximately $100,000 at a rate of 8%, which was scheduled to become due on June 30, 1997. During July 1997, the note holder agreed to extend maturity on a month-to-month basis. As a result of the extension, the Company issues 10,000 restricted common shares per month to the note holder in consideration for the term of the extension.

         In addition, during fiscal 1997 the Company borrowed $820,000 in a private offering of 10% Subordinated Convertible Notes due December 31, 1999. Prior to September 30, 1997, with the exception of one $100,000 note holder, the Company renegotiated the conversion terms with the note holders of the remaining $720,000. The revised terms assign a fixed conversion price of $3.75 per share. In addition, the note holders have been granted warrants to purchase a total of 252,000 shares of the Company's common stock at a price of $2.00 per share. The warrants will expire on December 31, 2001. During December 1997, one $100,000 note holder exchanged the debt for unregistered common stock of the Company. The common stock was exchanged at a price of $.625 per share for a total of 160,000 shares. During the quarter ended June 30, 1998, the remainder of the note holders representing $720,000 converted to 72,000 shares of unregistered convertible preferred stock at a conversion rate of $3.75 per share and received warrants to purchase an additional 72,000 shares of unregistered common stock at a price of $1.00 per share. These warrants expire March 31, 2001.

         During the quarter, the Company purchased approximately $67,087 in capital equipment and software.

         Also in fiscal 1998, the Company sold $250,000 of its 8% Cumulative Convertible Preferred Stock pursuant to Regulation S of the Securities Act of 1933. The shares were sold at a price of $6.00 per share, and may be converted to common stock after June 30, 1998 at $2.00 per share of common stock. The Company has the right to pay the dividends in cash or in shares of common stock, and in fiscal 1998, the Company elected to pay cash dividends totaling $12,657 in lieu of stock dividends. Subsequent to June 30, 1998, $150,000 of the 8% Cumulative Convertible Preferred Stock holders converted to common stock at $2.00 per share. Pursuant to the terms of the offering's conversion feature, the holder received 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at $2.00 per share. These warrants expire December 31, 2000.

         Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and will be released during the quarter ending September 30, 1998. The Company's internal development tools are Year 2000 compliant. The proprietary wholesale distribution software product line will be Year 2000 compliant by August 1998. Internally, the Company uses its distribution software accounting package and does not foresee any problems in converting to the Year 2000 compliant version of its software. The Company does not foresee any problems in working with third-party companies or clients because of the Year 2000 issue. Furthermore, the Company does not believe that clients utilizing its software products will have any problems with their vendors because of the Year 2000 issue due to the use of the Company's software products. Costs relating to the development of the Year 2000 issue have been included in the research and development expenses, the Company does not expect any additional expenses associated with Year 2000 compliance to be incurred during the remainder of the current fiscal year.


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
        27             Financial Data Schedule

B.     Reports:

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROLOGIC MANAGEMENT SYSTEMS, INC.



         DATED: September 17, 1998     By: /s/  James M. Heim
                                           -------------------------------------
                                           James M. Heim
                                           President and Chief Executive Officer



                                       By: /s/  William E. Wallin
                                           -------------------------------------
                                           William E. Wallin,
                                           Vice President, Chief Financial
                                           Officer, Secretary and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)