Form 10QSB
period 1998-09-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1998-11-16
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended September 30, 1998.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  /X/    No  / /.


Number of shares of common stock outstanding on September 30, 1998 was 4,651,349.


Transitional Small Business Disclosure Format:
                             Yes  / /; No  /X/.

                        Prologic Management Systems, Inc.
                                      Index


                                                                            Page

Part I.    FINANCIAL INFORMATION                                              3

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 1998        3
           and March 31, 1998

           Condensed Consolidated Statements of Operations
           for the Three and Six Months Ended September 30, 1998 and          4
           September 30, 1997

           Condensed Consolidated Statements of Cash Flows                    5
           for the Six Months Ended September 30, 1998 and
           September 30, 1997

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of                            7
           Results of Operations and Financial Condition


Part II.   OTHER INFORMATION                                                 12

Item 1.    Legal Proceedings                                                 12

Item 2.    Changes in Securities                                             12

Item 3.    Defaults upon Senior Securities                                   12

Item 4.    Submission of Matters to a Vote by Security Holders               12

Item 5.    Other Information                                                 13

Item 6.    Exhibits and Reports on Form 8-K                                  13

           Exhibit 11.1                                                      15

           Exhibit 27

SIGNATURES                                                                   14

PART I.  FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            SEPTEMBER 30, 1998     MARCH 31, 1998
                                                                            ------------------     --------------
                                                                               (UNAUDITED)
         Assets
Cash                                                                          $    110,345         $    175,110
Restricted Cash                                                                    300,000              300,000
Accounts receivable, less allowance for doubtful accounts                        3,815,870            3,405,603
of $273,000 at September 30, 1998 and at March 31, 1998
Inventories                                                                        961,877              220,651
Prepaid Expenses                                                                    79,947               99,592
                                                                              ------------         ------------
         Current Assets                                                          5,268,039            4,200,956

Fixed Assets                                                                     1,474,310            1,391,210
Accumulated Depreciation                                                          (972,619)            (878,143)
                                                                              ------------         ------------
Property and equipment - net                                                       501,691              513,067

Goodwill - Net                                                                   1,150,412            1,272,662
Other Assets                                                                       249,837              233,760
                                                                              ------------         ------------
                                                                                 7,169,978            6,220,445
                                                                              ============         ============

         Liabilities and Equity
Accounts Payable                                                                 4,425,099            2,585,792
Current Portion of Long Term Debt                                                  559,996              507,057
Accrued Expenses                                                                   587,512              607,061
Deferred Revenue                                                                   238,580              233,041
                                                                              ------------         ------------
         Current Liabilities                                                     5,811,187            3,932,951

Long term debt and notes payable, excluding current portion                        126,499              245,768
Line of credit                                                                   1,313,898            1,237,863
Convertible subordinated notes                                                                          720,000

Shareholders Equity
         Series A cumulative convertible preferred stock,
         no par value, 750,000 shares authorized 16,667
         shares outstanding                                                        100,000              250,000
         Series B cumulative convertible preferred stock,
         no par value, 100,000 shares authorized, 72,000
         shares outstanding                                                        720,000
         Common stock, no par value 10,000,000 shares
         authorized 4,651,349 shares outstanding                                 8,682,939            8,493,270
         Warrants                                                                  663,795              582,053
         Stock Dividends                                                            67,934
         Accumulated deficit                                                   (10,316,274)          (9,241,460)
                                                                              ------------         ------------
                                                                                   (81,606)              83,863
                                                                              ------------         ------------
TOTAL LIABILITIES AND EQUITY                                                     7,169,978            6,220,445
                                                                              ============         ============

See accompanying notes to condensed consolidated financial statements

              PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                      SEPTEMBER 30,                             SEPTEMBER 30,
                                               1998                 1997                 1998                  1997
                                           ------------         ------------         ------------         ------------
                                            (unaudited)          (unaudited)          (unaudited)          (unaudited)
Revenues
   Hardware                                $  2,231,817         $  3,114,283         $  5,564,736         $  8,229,127
   Licenses                                     894,644              622,653            1,348,093            1,170,645
   Services                                     582,745              530,123            2,166,820            1,184,044
                                           ------------         ------------         ------------         ------------
          Total Net Revenue                   3,709,207         $  4,267,059         $  9,079,650           10,583,816

Cost of Sales                                 2,752,387            3,304,668            6,710,774            8,481,787

          Gross Margin                          956,820              962,391            2,368,876            2,102,029

Operating Expenses
   Selling and Marketing                        365,362              468,135              703,979              942,893
   General and Administrative                 1,267,358              754,427            2,468,326            1,547,035
   Research and Development                        --                101,398               51,750              196,832
                                           ------------         ------------         ------------         ------------
          Total Operating Expenses            1,632,720            1,323,960            3,224,055            2,686,760

          Operating Income(Loss)               (675,900)            (361,569)            (855,179)            (584,731)

   Interest expense                            (153,316)            (105,647)            (234,161)            (188,279)
   Other income (expense)                       (29,008)              (2,868)              14,526                5,793
                                           ------------         ------------         ------------         ------------

Income (loss) before taxes                     (800,208)            (470,084)          (1,074,814)            (767,217)

Cumulative Preferred Stock Dividend              20,000                                    67,934

Income Taxes                                          0                    0                    0                    0
                                           ------------         ------------         ------------         ------------

Net loss                                   $   (820,208)        $   (470,084)        $ (1,142,748)            (767,217)
                                           ============         ============         ============         ============
Net loss per common share
   Basic                                   $      (0.18)        $      (0.13)        $      (0.24)        $      (0.21)
   Diluted                                 $      (0.18)        $      (0.13)        $      (0.24)        $      (0.21)

Shares used in computing net loss
    per share                                 4,541,266            3,684,428            4,563,207            3,684,428


See accompanying notes to condensed consolidated financial statements.

              PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                                           1998                 1997
                                                                                        -----------         -----------
                                                                                        (unaudited)         (unaudited)

Cash flows from operating activities:

     Net loss                                                                           $(1,074,814)        $  (767,217)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                     216,726             217,639
          Issuance of warrants                                                               81,742
          Common Stock Dividend                                                              67,934
          Changes in:
               Trade accounts receivable                                                   (410,267)            165,474
               Accounts payable and accrued expenses                                      1,819,758          (1,385,200)
               Other assets and liabilities                                                (732,119)            155,749
                                                                                        -----------         -----------
                    Total adjustments                                                     1,043,774            (846,338)
                                                                                        -----------         -----------
                    Net cash from (used in) operating Activities                             31,040          (1,613,555)
                                                                                        -----------         -----------


Cash flows from investing activities

     Purchase of equipment                                                                  (83,099)            (91,433)
                                                                                        -----------         -----------

               Net cash used in investing activities                                        (83,099)            (91,433)

Cash flows from financing activities:
     Issuance of notes payable and debt                                                      76,035           1,064,103
     Issuance of common stock                                                                39,669              19,460
     Issuance of Series B Preferred Stock                                                   720,000
     Issuance of Series A Preferred Stock                                                                       250,000
     Repayment of debt                                                                     (786,330)            (60,293)
                                                                                        -----------         -----------
               Net cash provided by (used in) financing Activities                          (49,374)          1,272,640


Net cash increase (decrease) in cash and cash equivalents                                   (64,765)           (432,348)

Cash and cash equivalents, beginning of period                                              175,110             815,120
                                                                                        -----------         -----------

Cash and cash equivalents, end of period                                                $   110,345         $   382,772
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

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.    Lines of Credit

         In March 1998, BASIS and GRSI obtained a long-term credit facility in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, and restricted cash (see Note 2). The line also permits equipment loans in the first year (maximum equipment loan is $250,000). This line of credit is secured by substantially all of BASIS and GRSI assets. As of September 30, 1998, borrowings under this line of credit were $1,313,898. At September 30, 1998 the Company had unused availability of $204,000 under the line of credit.

         The line of credit bears interest at the highest prime rate in effect during each month (8.5% during September 1998) plus 1.75% per annum for the portion of the loan related to accounts receivable and prime plus 2.25% per annum for the portion related to equipment purchases subject to a minimum charge in any month of not less than 9% per annum, and is payable monthly. Interest is based on a minimum daily loan balance of $1,000,000. The line matures on March 31, 2001.

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

         The line of credit agreement originally required that BASIS and GRSI maintain a combined minimum net worth of $1,000,000. At March 31, 1998, BASIS and GRSI were not in compliance with this covenant. BASIS and GRSI obtained a waiver for this covenant from the bank through July 22, 1998, and subsequently obtained a modification of the agreement for the period effective July 23, 1998 through maturity which requires BASIS and GRSI to maintain a combined net worth of $750,000. At September 30, 1998 the combined net worth was in compliance with the modified covenant.

         The Company had a $1,000,000 revolving line of credit with a bank which was subject to renewal in August 1997. The bank agreed to extend the line of credit on a month-to-month basis under substantially the same terms until September 1997. The interest rate on borrowings under the agreement was the prime rate of interest as established by the bank and was due monthly. The line of credit was secured by the

      Company's $1,000,000 money market account. The line of credit was paid off in September 1997 and was not renewed. Borrowings under this line of credit were $1,000,000 at Sept 30, 1997.

      The Company also maintained a $2,200,000 line of credit facility for the financing of accounts receivable and inventory with a financial institution for its BASIS subsidiary. This financing facility was subject to a twelve-month renewal in August 1997. The bank agreed to extend the line of credit through February 1998. The interest rate was at the prime rate plus 1%. Interest was due monthly. The credit facility was collateralized by a $300,000 irrevocable letter of credit from the Company's bank and all accounts receivable at BASIS and GRSI. The line of credit was paid off in March 1998 and was not renewed. Borrowings under this agreement were $895,697 at Sept 30, 1997.

3.    Goodwill
      Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense for the quarter ended September 30, 1998 totaled $61,125. Accumulated amortization totaled $547,950 at September 30, 1998.

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

4.    Property and Equipment

      Property and equipment as of September 30, 1998, consists of the following:

                                          September 30, 1998   March 31, 1998
                                          ------------------   --------------
Furniture and leasehold improvements        $   350,027         $   338,131
Equipment and software                        1,124,283           1,053,079
                                            -----------         -----------
                                              1,474,310           1,391,210
Less accumulated depreciation                  (972,619)           (878,143)
                                            -----------         -----------
Net property and equipment                  $   501,691         $   513,067
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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

   Net Sales. Net sales for the second quarter of fiscal 1999 were $3,709,207 compared to the second quarter of the previous fiscal year when sales were $4,267,059. Sales of licenses and services increased, with the most significant growth coming from the sale of proprietary and third party software where sales increased by approximately $271,991 or 43.7% from the same period of the previous fiscal year. Sales of services, which were predominantly integration projects, amounted to $582,745 compared to sales of the previous year's second quarter when sales were $530,123. Sales of third party hardware decreased during the quarter to $2,231,817 versus hardware sales of the same period last year which were $3,114,283. The decreased hardware sales were in part a result of late shipments from the company's vendors delaying some shipments and causing the increased inventory at the end of the period. Approximately 50% of the inventory was shipped during the first two weeks of the next quarter.

   Cost of Sales. Cost of sales was $2,752,387 for the current quarter versus $3,304,668 for the same quarter of the previous fiscal year. Cost of sales as a percentage of sales decreased from approximately 77% of total net sales to 75% of total net sales during the quarter just ended. The decreased rate is a result in the change in sales mix to higher margin license and service sales. The Company's strategy is to increase the sale of integration services through its subsidiaries and to begin to increase sales of its proprietary software. As sales of services and software increase in relation to the sale of hardware the Company expects to see more favorable changes in its gross profit.

   Selling and Marketing. Selling and marketing expenses were $365,362, or 9.9% of net sales, for the three month period ended September 30, 1998, compared to $468,135, or 11% of net sales for the same period of the previous fiscal year. The decrease in selling and marketing expenses is, in part, due to consolidation efforts implemented to make the sales force more effective.

   General and Administrative. General and administrative expenses increased from $754,427, or 17.7% of net sales, for the second quarter of the previous fiscal year to $1,267,358, or 34.2% of net sales, for the second quarter of the current fiscal year. The increase was in part the result of increases in staff to support increased services and in corporate staff related to current efforts to consolidate the accounting and administrative functions. The Company expects to reduce administrative expenses as the planned management consolidations continue.

   Research and Development. The Company did not incur any research and development expense during the quarter. Research and development is primarily concerned with upgrading current proprietary software modules. The Company does not expect to incur any additional research and development expense during the remainder of the fiscal year.

   Operating Loss. The operating loss for the period was $675,900 or 18.2% of sales, versus $361,569, or 8.5% of sales, for the same period last year. The operating loss was the result of the increased operating expenses related to the consolidation of accounting, administration and management, and the decreased sales offset somewhat by the sale of higher margin services and third party and proprietary software sales.

   Interest and Other Income. Interest expense and other expense for the quarter was $124,308 which was mainly interest paid on the current lines of credit, short term and long term borrowings. The increase is the result of additional borrowings required to supplement funds being generated by operations.

   Income Taxes. The Company had no income tax expense for the second quarter of fiscal 1999 and 1998. As of September 30, 1998, the Company had Federal net operating loss carryforwards of approximately $9,000,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

   Net Loss. The net loss for the quarter ended September 30, 1998 was approximately $820,208 versus a loss for the same period of the prior fiscal year of approximately $470,084. The increase in net loss was the result of the increased operating expense related to the consolidation of accounting, administration and management, the decreased net sales offset somewhat by the increased margin as a percentage of sales due to the sale of services and third party and proprietary software sales.


SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Net Sales. Net sales for the six months ended September 30, 1998 were approximately $9,079,650 versus the net sales for the same period one year ago of approximately $10,583,816 a decrease of approximately

$2,664,391. The sales decrease was the result of a sales cancellation at the very end of the first quarter, the result of a change in the customer's business, which would have added approximately $2,600,000 to the sales of the six month period (approximately $2,500,000 in hardware and $100,000 in services). Although the order was cancelled the customer believes that additional services will be required of the Company to help support the customers downsizing. Sales of third party hardware decreased as a percentage of total sales, from 78% to 61% during the current period, while sales of higher margin integration services and third party and proprietary software increased as a percentage of total sales, from 22% to 39% of total sales during the current period.

   Cost of Sales. Cost of sales decreased from approximately $8,481,787, or 80% of sales, to approximately $6,710,774, or 74% of sales. The change, as a percent of total sales, reflects the sale of higher margin sales of integration services and proprietary software. The Company's strategy is to increase the sale of high margin integration services and proprietary software products as rapidly as resources permit. The Company expects to begin to see increases in its services and software sales from its operating subsidiaries in the third and fourth quarter.

   Selling and Marketing. Selling and marketing expenses decreased by approximately $238,914 from the six month period ended September 30, 1997. Selling and marketing expenses were approximately $703,979, or 7.8% of net sales, for the six month period just ended and were approximately $942,893, or 8.9% of net sales, for the same period last year. The decrease in selling and marketing expenses is, in part, due to consolidation efforts implemented to make the sales force more effective.

   General and Administrative. General and administrative expenses increased from approximately $1,547,035 during the six month period last year to approximately $2,468,326 for the six months ended September 30, 1998. The increase was in part the result of increases in staff to support increased services and in corporate staff related to current efforts to consolidate the accounting, management and administrative functions. The Company expects to reduce administrative and management expenses as the planned consolidations continue.

   Research and Development. Research and development was approximately $51,750, or .6% of net sales for the six months ended September 30, 1998 versus approximately $196,832, or 1.9%, for the same period last year. The Company did not incur any research and development expense during the current quarter. Research and development is primarily concerned with upgrading current proprietary software modules. The Company does not expect to incur any additional research and development expense during the remainder of the fiscal year.

   Operating Loss. The operating loss for the six month period was $855,179, or 9.4% of sales, compared to the operating loss of $584,731, or 5.5% of sales, for the first six months of the prior year. The operating loss was the result of the decreased sales and the short term increase in general and administrative expenses during consolidation offset by the increased margin the result of the favorable change in sales mix.

   Interest and Other Income. Interest expense and other income for the six months ended September 30, 1998 was $219,635 compared to $182,486 interest expense for the first six months of the prior year. The increase is the result of additional borrowings required to supplement funds being generated by operations.

   Income Taxes. The Company had no income tax expense for the first six month period of fiscal 1999 and 1998. As of March 31, 1998, the Company had Federal net operating loss carryforwards of approximately $9,000,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

   Net Loss. The net loss for the six months ended September 30, 1998 was $1,074,814, or 11.8% of sales, versus the net loss for the six month period last year of approximately $767,217 or 7.2% of sales. The increase in net loss was the result of the increased administrative expense, the decreased net sales, offset somewhat by the increased margin as a percentage of sales due to the sale of services and third party and proprietary software sales.


LIQUIDITY AND CAPITAL RESOURCES

      Liquidity and Capital Resources. At September 30, 1998 the Company had a working capital deficit of approximately $543,000 versus working capital of approximately $268,000 at March 31, 1998. The cash balance at

September 30, 1998 was approximately $410,000, $300,000 of which was restricted as security for the Company's line of credit.

       Cash used by operations during the period ended September 30, 1998 was approximately $31,000. Cash used in operations during the same six month period of the previous fiscal year totaled approximately $1,614,000. Cash used in investing activities was approximately $83,000 at September 30, 1998 and approximately $91,000 at September 30, 1997. Cash used by financing activities for the six months ended September 30, 1998 totaled approximately $50,000. Cash provided by financing activities totaled approximately $1,273,000 for the six months ended September 30, 1997.

      During fiscal 1998 the Company did not generate sufficient cash flows from operations to fund its current operations and has had to supplement its cash outflow with new equity investments, advances on lines of credit, other short and long term borrowings and credit granted by its suppliers and vendors. During the prior quarter an additional $720,000 of debt was converted to Series B preferred convertible stock. During this quarter 25,000 shares of Series A preferred convertible stock were converted to 75,000 common shares. The Company's ability to raise additional capital and the relationships with these suppliers and vendors are critical to the viability of the Company.

      Although the Company has not integrated the sale of its proprietary software into its subsidiaries the Company has begun to increase its professional service sales as reflected during the six months ended September 30, 1998 and has increased margins. Management however, believes that it must continue to rely on outside sources of funds until sales from professional services and software consistently generate higher margins to offset the cash outflows.

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

      During fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This credit facility replaced a $2.2 million facility that was in place at its BASIS subsidiary. This new facility is designed to provide working capital to support the Company's sales growth for both subsidiaries. Among other things the agreement required that the Company maintain a combined net worth at its BASIS and GRSI subsidiaries of at least $1,000,000. The Company received a waiver for non-compliance with this requirement at March 31, 1998 and modified the agreement in July 1998 to a combined net worth requirement of $750,000 for both subsidiaries. The total amount of the line of credit outstanding at March 31, 1998 was $1,238,000 with additional availability of approximately $117,000. At September 30, 1998 the Company had $1,313,898 outstanding on the line with additional availability of $204,000. The line matures on March 31, 2001.

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

      During the six months, the Company purchased approximately $83,000 in capital equipment and software.

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

      Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and was released during the quarter ending September 30, 1998. The Company's internal development tools are Year 2000 compliant. The proprietary wholesale distribution software product line will be Year 2000 compliant by November 1998. Internally, the Company uses its distribution software accounting package and does not foresee any problems in converting to the Year 2000 compliant version of its software. The Company does not foresee any problems in working with third-party companies or clients because of the Year 2000 issue. Furthermore, the Company does not believe that clients utilizing its software products will have any problems with their vendors because of the Year 2000 issue due to the use of the Company's software products. Costs relating to the development of the Year 2000 issue have been included in the research and development expenses, the Company does not expect any additional expenses associated with Year 2000 compliance to be incurred during the remainder of the current fiscal year.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This form 10QSB may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's 1998 Form 10-KSB.


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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10QSB

A.    Exhibits:
      Exhibit Number     Document                                          Page
      11.1               Schedule of Computation of Net Loss Per Share      15
      27                 Financial Data Schedule

B.    Reports:

No reports on Form 8-K were filed during the quarter ended September 30, 1998.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROLOGIC MANAGEMENT SYSTEMS, INC.

      DATED: November 14, 1998          By:     /s/  James M. Heim
                                             -----------------------------------
                                                James M. Heim
                                                President and Chief
                                                Executive Officer



                                        By:     /s/  James M. Heim
                                             -----------------------------------
                                                James M. Heim
                                                President, (Principal Financial
                                                and Accounting Officer)