Form 10QSB
period 1998-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1999-02-16
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended December 31, 1998.


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


Number of shares of common stock outstanding on December 31, 1998 was 4,681,349.


Transitional Small Business Disclosure Format:
                                Yes / /; No /X/.

                        Prologic Management Systems, Inc.
                                      Index



                                                                                                                     Page
                                                                                                                     ----
Part I.     FINANCIAL INFORMATION                                                                                       3

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at December 31, 1998 and March 31, 1998                               3

            Condensed Consolidated Statements of Operations for the Three Months and Nine Months
            Ended December 31, 1998 and December 31, 1997                                                               4

            Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            December 31, 1998 and December 31, 1997                                                                     5

            Notes to Condensed Consolidated Financial Statements                                                        6

Item 2.     Management's Discussion and Analysis of Results of Operations and Financial Condition                       7


Part II.    OTHER INFORMATION                                                                                          13

Item 1.     Legal Proceedings                                                                                          13

Item 2.     Changes in Securities                                                                                      13

Item 3.     Defaults upon Senior Securities                                                                            13

Item 4.     Submission of Matters to a Vote by Security Holders                                                        13

Item 5.     Other Information                                                                                          13

Item 6.     Exhibits and Reports on Form 10-QSB
                      Exhibit 11                                                                                       15
                      Exhibit 27                                                                                       16

SIGNATURES                                                                                                             14

PART I.  FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31, 1998    MARCH 31, 1998
                                                                                    -----------------    --------------
                                                                                       (unaudited)
         ASSETS
    Cash                                                                              $    490,085        $   175,110
    Restricted Cash                                                                        300,000            300,000
    Accounts receivable, less allowance for doubtful accounts
    of $273,000 at December 31, 1998 and at March 31, 1998                               4,910,143          3,405,603
    Inventories                                                                            452,056            220,651
    Prepaid Expenses                                                                        94,332             99,592
                                                                                      ------------        -----------
         Current Assets                                                                  6,246,616          4,200,956

    Fixed Assets                                                                         1,481,272          1,391,210
    Accumulated Depreciation                                                            (1,018,803)          (878,143)
                                                                                      ------------        -----------
    Property and equipment - net                                                      $    462,469        $   513,067

    Goodwill - Net                                                                       1,089,287          1,272,662
    Other Assets                                                                           215,120            233,760
                                                                                      ------------        -----------
TOTAL ASSETS                                                                          $  8,013,492        $ 6,220,445
                                                                                      ============        ===========

         LIABILITIES AND EQUITY
    Accounts Payable                                                                     4,356,621          2,585,792
    Current Portion of Long Term Debt                                                      863,124            507,057
    Accrued Expenses                                                                       649,684            607,061
    Deferred Revenue                                                                       222,860            233,041
                                                                                      ------------        -----------
         Current Liabilities                                                             6,092,289          3,932,951

    Long term debt and notes payable, excluding current portion                            126,499            245,768
    Line of credit                                                                       2,080,766          1,237,863
    Convertible subordinated notes                                                                            720,000

    Shareholders Equity
         Series A cumulative convertible preferred stock, no par value, 750,000 shares authorized 16,667 shares
         outstanding                                                                       100,000            250,000
         Series B cumulative convertible preferred stock, no par
         value, 100,000 shares authorized, 72,000 shares
         outstanding                                                                       720,000
         Common stock, no par value 10,000,000 shares
         Authorized, 4,681,349 shares outstanding at December 31,
         1998 and 4,478,724 at March 31, 1998                                            8,682,939          8,493,270
         Warrants                                                                          663,795            582,053
         Stock Dividends                                                                   87,934
         Accumulated deficit                                                           (10,540,730)        (9,241,460)
                                                                                      ------------        -----------
                                                                                          (286,062)            83,863
                                                                                      ------------        -----------
TOTAL LIABILITIES AND EQUITY                                                          $  8,013,492        $ 6,220,445
                                                                                      ============        ===========


See accompanying notes to the condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        DECEMBER 31,                           DECEMBER 31,
                                                   1998              1997                1998                1997
                                              -----------        ------------        ------------        ------------
                                              (unaudited)          (unaudited)        (unaudited)        (unaudited)
              Net Sales

Hardware                                      $ 3,499,029        $  4,366,426        $  9,063,765        $ 12,595,553
Licenses                                          292,156           1,041,657           1,640,250           2,212,302
Services                                          955,036             938,778           3,121,856           2,122,822
                                              -----------        ------------        ------------        ------------
                                              $ 4,746,221        $  6,346,861        $ 13,825,871        $ 16,930,677

Cost of Sales                                   3,716,960           5,057,098          10,427,734          13,538,885

              Gross Profit                      1,029,261           1,289,763           3,398,137           3,391,792

Operating Expenses
         Selling and marketing                    260,729             651,899             964,708           1,594,792
         General and administrative               986,494             745,336           3,454,820           2,292,371
         Research and development                       0             113,141              51,750             309,973
                                              -----------        ------------        ------------        ------------
              Total Operating Expenses        $ 1,247,223        $  1,510,376        $  4,471,278        $  4,197,136

              Operating Loss                     (217,962)           (220,613)         (1,073,141)           (805,344)

Interest Expense                                  (99,032)           (113,058)           (333,193)           (301,348)
Other income (expense)                              4,915             (21,800)             19,442             (16,006)
                                              -----------        ------------        ------------        ------------

Net loss                                         (312,078)           (355,471)         (1,386,892)         (1,122,698)


Cumulative Preferred Stock Dividend                20,000                                 87,934
                                              -----------        ------------        ------------        ------------
Net loss                                      $  (332,078)       $   (355,471)       $ (1,474,826)       $ (1,122,698)
                                              ===========        ============        ============        ============

Loss per common share
         Basic                                $     (0.07)       $      (0.10)       $      (0.30)       $      (0.30)
         Diluted                              $     (0.07)       $      (0.10)       $      (0.30)       $      (0.30)

Weighted average shares of common stock
         Basic                                  4,624,636           3,675,375           4,557,769           3,716,173
         Diluted                                4,624,636           3,675,375           4,557,769           3,716,173


See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       NINE MONTHS ENDED DECEMBER 31,
                                                                           1998               1997
                                                                       -----------        -----------
                                                                       (unaudited)        (unaudited)
Cash flows from operating activities:

       Net loss                                                        $(1,386,892)       $(1,122,698)
       Adjustments to reconcile net loss to net cash used in
       operating activities:

                 Depreciation and amortization                             324,039            321,932
                 Issuance of warrants                                       81,742
                 Common Stock Dividend                                      87,934
                 Changes in:
                           Trade accounts receivable                    (1,504,540)        (1,399,871)
                           Accounts payable and accrued expenses         1,813,452            715,616
                           Other assets and liabilities                   (217,687)            (4,910)
                                                                       -----------        -----------
                                      Total adjustments                $   584,940        $  (367,233)
                                                                      -----------         -----------
                                      Net cash from (used in)
                                      operating activities                (801,995)        (1,489,931)
                                                                       -----------        -----------

Cash flows from investing activities

       Purchase of equipment                                               (90,065)          (115,333)
                                                                       -----------        -----------
                           Net cash used in investing activities           (90,065)          (115,333)

Cash flows from financing activities:
       Issuance of notes payable and debt                                  930,568            729,280
       Issuance of common stock                                             39,669            574,581
       Issuance of Series B preferred stock                                720,000
       Issuance of Series A preferred stock                                                   250,000
       Repayment of debt                                                  (483,202)          (324,989)
                                                                       -----------        -----------
                           Net cash provided by (used in )
                           financing activities                          1,207,035          1,228,872

Net cash increase/decrease in cash and cash equivalents                    314,975           (376,392)

Cash and cash equivalents, beginning of period                             175,110            815,120
                                                                       -----------        -----------

Cash and cash equivalents, end of period                               $   490,085        $   438,728
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

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.    Lines of Credit
        In March 1998, BASIS and GRSI obtained a long-term credit facility in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, and restricted cash (see Note 2). The line also permits equipment loans in the first year (maximum equipment loan is $250,000). This line of credit is secured by substantially all of BASIS and GRSI assets. As of December 31, 1998, borrowings under this line of credit were $2,254,686. At December 31, 1998 the Company had unused availability of $69,500 under the line of credit.

        The line of credit bears interest at the highest prime rate in effect during each month plus 1.75% per annum for the portion of the loan related to accounts receivable and prime plus 2.25% per annum for the portion related to equipment purchases subject to a minimum charge in any month of not less than 9% per annum, and is payable monthly. Interest is based on a minimum daily loan balance of $1,000,000. The line matures on March 31, 2001.

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

        The line of credit agreement originally required that BASIS and GRSI maintain a combined minimum net worth of $1,000,000. At March 31, 1998, BASIS and GRSI were not in compliance with this covenant. BASIS and GRSI obtained a waiver for this covenant from the bank through July 22, 1998, and subsequently obtained a modification of the agreement for the period effective July 23, 1998 through maturity which requires BASIS and GRSI to maintain a combined net worth of $750,000. At December 31, 1998 the combined net worth was in compliance with the modified covenant.

3.    Goodwill
        Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense for the quarter ended December 31, 1998 totaled $61,125. Accumulated amortization totaled $629,345 at December 31, 1998.

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

4.    Property and Equipment

        Property and equipment as of December 31, 1998, consists of the following:

                                        December 31, 1998   March 31, 1998
                                        -----------------   --------------
Furniture and leasehold improvements       $   350,027        $   338,131
Equipment and software                       1,131,245          1,053,079
                                           -----------        -----------
                                             1,481,272          1,391,210
Less accumulated depreciation               (1,018,803)          (878,143)
                                           -----------        -----------
Net property and equipment                 $   462,469        $   513,067
                                           ===========        ===========


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

   Net Sales. Net sales for the third quarter of fiscal 1999 were approximately $4,746,221 as compared to approximately $6,346,861 for the same period of the prior fiscal year. Sales of integration services increased to approximately $955,036 for the three months ended December 31, 1998 from approximately $938,778 for the same period of the prior fiscal year. Sales of third party hardware decreased during the third quarter of fiscal 1999 to approximately $3,499,029 versus hardware sales of approximately $4,366,426 for the same period of the prior fiscal year. The sales decrease was due in part to sales staff turnover during the third quarter. During the fourth quarter, the sales department is being reorganized and restaffed. The Company anticipates this reorganization will not have a long-term effect. Sales of proprietary software and related services continued to increase during the three month period.

   Cost of Sales. Cost of sales decreased to approximately $3,716,960, or 78% of net sales, for the three months ended December 31, 1998 from approximately $5,057,098, or 80% of net sales, for the same period of the prior fiscal year. The decreased rate is a result of the change in sales mix to higher margin service sales. The Company's strategy is to continue to increase the sales of integration services through its subsidiaries and to begin to increase sales of its proprietary software products though its subsidiaries' distribution channels. As sales of services and software increase in relation to the sale of hardware, the Company expects to see more favorable changes in its gross profit.

   Selling and Marketing. Selling and marketing expenses decreased to approximately $260,729, or 5.5% of net sales, for the three month period ended December 31, 1998 compared to approximately $651,899, or 10.3% of net sales, for the same period of the prior fiscal year. The decrease in selling and marketing expenses was due to the sales staff turnover during the third quarter.

   General and Administrative. General and administrative expenses were approximately $986,494, or 20.8% of net sales, for the third quarter of the current fiscal year compared to approximately $745,366, or 11.7% of net sales, for the third quarter of the prior fiscal year. The increase was due in part to expanding the Company's technical services staff to support the increase in integration service sales, increases in corporate staff related to the consolidation of accounting, management and administrative functions, and severance costs related to the elimination during fiscal 1999 of certain senior management positions. The Company was required to retain certain senior management personnel for prescribed periods pursuant to agreements related to the acquisitions of the Company's two subsidiaries. The Company expects severance payments payable under employment agreements with these senior managers will be completed in the fourth quarter of fiscal 1999. The Company expects to reduce general administrative expenses as the planned consolidations continue.

   Research and Development. The Company did not incur any research and development expense during its third quarter of fiscal 1999, and does not expect to incur any research and development expense during the remainder of the fiscal year.

   Operating Loss. The operating loss for the three month period ended December 31, 1998 decreased to approximately $217,962, or 4.6% of net sales, from approximately $220,613, or 3.5% of net sales, for the same period last year. The operating loss was the result of the short-term increase in operating expenses related to the consolidation of accounting, administration and management and the decrease in sales, which were greater than the higher margins gained from the favorable change in sales mix.

   Interest, Other Income and Expense. Interest, other income and expense for the quarter decreased to approximately $94,117 from approximately $134,858 for the three months ended December 31, 1997. The decrease is attributable to the conversion of the 10% Subordinated Convertible Notes due December 31, 1999 to shares of unregistered convertible preferred stock. Interest expense was mainly interest paid on the current line of credit, short term and long term borrowings. The Company had other income of approximately $4,915.

   Income Taxes. The Company had no income tax expense for the third quarter of fiscal 1999 and 1998. As of March 31, 1998, the Company had Federal net operating loss carryforwards of approximately $9,000,000. The utilization of net operating loss carryforwards will be limited pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

   Net Loss.     The net loss for the third quarter ended December 31, 1998 decreased to approximately $312,078 versus a net loss for the same period of the prior fiscal year of approximately $355,471.


NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

   Net Sales. Net sales for the nine months ended December 31, 1998 were approximately $13,825,871 versus the net sales for the same period one year ago of approximately $16,930,677 a decrease of approximately $3,104,806. The sales decrease was the result of a sales cancellation at the very end of the first quarter, the result of a change in the customer's business, which would have added approximately $2,600,000 to the sales of the nine month period (approximately $2,500,000 in hardware and $100,000 in services). Furthermore, although the temporary reduction of sales personnel and the elimination of certain senior management positions during fiscal 1999 has had an impact this year, the Company believes that this will not have a long-term effect. Sales of higher margin integration services and third party and proprietary software increased as a percentage of total sales, from

13% to 23% of net sales during the nine month period, while sales of third party hardware and licenses decreased as a percentage of total sales, from 88% to 78%.

   Cost of Sales. Cost of sales decreased from approximately $13,538,885, or 80% of net sales, for the nine month period ended December 31, 1997 to approximately $10,427,734, or 75% of net sales for the same period in 1998. The change as a percentage of total sales reflects the execution of the Company's plan to increase sales of higher integration services and proprietary software. The Company expects to continue to see increases in its services and software sales from its operating subsidiaries in the fourth quarter.

   Selling and Marketing. Selling and marketing expenses decreased by approximately $771,415 for the nine months ended December 31, 1998 as compared to the nine month period ended December 31, 1997. Selling and marketing expenses were approximately $964,708, or 7.0% of net sales, for the nine month period ended December 31, 1998 and were approximately $1,594,792, or 9.4% of net sales, for the same period last year. The decrease in selling and marketing expenses was due to the sales staff turnover during the third quarter.

   General and Administrative. General and administrative expenses were approximately $2,292,371 for the nine months ended December 31, 1997 as compared to approximately $3,454,820 for the nine months ended December 31, 1998. The increase was due in part to expanding the Company's technical services staff to support the increase in integration service sales, increases in corporate staff related to the consolidation of accounting, management and administrative functions, and severance costs related to the elimination during fiscal 1999 of certain senior management positions. The Company was required to retain certain senior management personnel for prescribed periods pursuant to agreements related to the acquisitions of the Company's two subsidiaries. The Company expects severance payments payable under employment agreements with these senior managers will be completed in the fourth quarter of fiscal 1999. The Company expects to reduce general administrative expenses as the planned consolidations continue.

   Research and Development. Research and development expense decreased to approximately $51,750, or .37% of net sales, for the nine months ended December 31, 1998 versus approximately $309,973, or 1.8% of net sales, for the same period last year. The Company did not incur any research and development expense during the third quarter of fiscal 1999. Research and development is primarily concerned with upgrading current proprietary software products. The Company does not expect to incur any additional research and development expense during the remainder of the fiscal year.

   Operating Loss. The operating loss for the nine month period was approximately $1,073,141, or 7.8% of net sales, compared to the operating loss of approximately $805,344, or 4.8% of net sales, for the first nine months of the prior fiscal year. The operating loss was the result of decreased sales and the short-term increase in general and administrative expenses related to consolidations, which were greater than the higher margins gained from the favorable change in sales mix.

   Interest and Other Income. Interest expense and other income for the nine months ended December 31, 1998 was approximately $313,751 compared to approximately $317,354 for the first nine months of the prior fiscal year. The decrease is attributable to the conversion of the 10% Subordinated Convertible Notes due December 31, 1999 to shares of unregistered convertible preferred stock. Interest is paid on the line of credit and other short and long term borrowings.

   Income Taxes. The Company had no income tax expense for the first nine month period of fiscal 1999 and 1998. As of March 31, 1998, the Company had Federal net operating loss carryforwards of approximately $9,000,000. The utilization of net operating loss carryforwards will be limited pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

   Net Loss. The net loss for the nine months ended December 31, 1998 was approximately $1,386,892, or 10.0% of net sales, versus approximately $1,122,698, or 6.6% of net sales, for the same period in the prior fiscal year. The increase in net loss was the result of decreased sales and the short-term increase in general and administrative expenses related to consolidations, which were greater than the higher margins gained from the favorable change in sales mix.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity and Capital Resources. At December 31, 1998 the Company had a working capital of approximately $454,327 versus working capital of approximately $268,000 at March 31, 1998. The cash balance at December 31, 1998 was approximately $790,085, $300,000 of which was restricted as security for the Company's line of credit.

         Cash used by operations during the nine month period ended December 31, 1998 was approximately $801,995. Cash used in operations during the same nine month period of the previous fiscal year totaled approximately $1,489,931. Cash used in investing activities was approximately $90,065 at December 31, 1998 and approximately $115,333 at December 31, 1997. Cash provided by financing activities for the nine months ended December 31, 1998 totaled approximately $1,207,035 and approximately $1,228,872 at December 31, 1997.

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

        Although the Company has not integrated the sale of its proprietary software into its subsidiaries the Company has begun to increase its professional service sales as reflected during the three and nine months ended December 31, 1998 and has increased margins. Management however, believes that it must continue to rely on outside sources of funds until sales from professional services and software consistently generate higher margins to offset the cash outflows.

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

        During fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This credit facility replaced a $2.2 million facility that was in place at its BASIS subsidiary. This new facility is designed to provide working capital to support the Company's sales growth for both subsidiaries. Among other things the agreement required that the Company maintain a combined net worth at its BASIS and GRSI subsidiaries of at least $1,000,000. The Company received a waiver for non-compliance with this requirement at March 31, 1998 and modified the agreement in July 1998 to a combined net worth requirement of $750,000 for both subsidiaries. The total amount of the line of credit outstanding at March 31, 1998 was $1,238,000 with additional availability of approximately $117,000. At December 31, 1998 the Company had $1,313,898 outstanding on the line with additional availability of $204,000.
The line matures on March 31, 2001.

        During fiscal 1997, the Company borrowed approximately $100,000 at a rate of 8%, which was scheduled to become due on June 30, 1997. During July 1997, the note holder agreed to extend maturity on a month-to-month basis. As a result of the extension, the Company issues 10,000 restricted common shares per month to the note holder in consideration for the term of the extension.

        In addition, during fiscal 1997 the Company borrowed $820,000 in a private offering of 10% Subordinated Convertible Notes due December 31, 1999. During the third quarter of fiscal 1998, one $100,000 note holder exchanged the debt for unregistered common stock of the Company at a price of $.625 per share for a total of 160,000 shares. During the second quarter of fiscal 1998, the Company renegotiated the conversion terms with the note holders of the remaining $720,000. The revised terms assign a fixed conversion price of $3.75 per share and the granted the note holders warrants to purchase a total of 252,000 shares of the Company's common stock at an exercise price of $2.00 per share. These warrants expire on December 31, 2001. During the first quarter of fiscal 1999, these note holders representing $720,000 exchanged their notes for 72,000 shares of unregistered convertible preferred stock at a conversion rate of $3.75 per share. In consideration for the exchange, the note holders received warrants to purchase an additional 72,000 shares of unregistered common stock at a price of $1.00 per share. These warrants expire March 31, 2001. The $3.75 conversion rate is subject to adjustment if the Company offers Convertible Preferred Stock after March 31, 1998 and prior to December 31, 1999 at a lower conversion value, in which case the holder of these Shares will have the option to convert at the lower conversion value. The Company may, at the Company's option, redeem the convertible preferred stock on or before December 31, 1999, at the face value of the convertible preferred stock plus any outstanding dividends due on a pro rata basis. If the Preferred Stock has not been redeemed prior to December 31, 1999 and the Company has not raised additional equity of at least $1,500,000 after March 31, 1998 and before December 31, 1999, then the holder, after December 31, 1999, will have the option to convert at fifty percent (50%) of the average of the closing "bid" and "asked" price of the Company's common stock as traded during the month of December 1999.

        During the nine months, the Company purchased approximately $90,065 in capital equipment and software.

        Also in fiscal 1998, the Company sold $250,000 of its 8% Cumulative Convertible Preferred Stock pursuant to Regulation S of the Securities Act of 1933. The shares were sold at a price of $6.00 per share, and may be converted to common stock after June 30, 1998 at $2.00 per share of common stock. The Company has the right to pay the dividends in cash or in shares of common stock, and in fiscal 1998, the Company elected to pay cash dividends totaling $12,657, in lieu of stock dividends. Subsequent to June 30, 1998, $150,000 of the 8% Cumulative Convertible Preferred Stock holders converted to common stock at $2.00 per share. Pursuant to the terms of the offering's conversion feature, the holder received 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at $2.00 per share. These warrants expire December 31, 2000.

        Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and was released during the quarter ending September 30, 1998. The Company's internal development tools are Year 2000 compliant. The development to make the proprietary wholesale distribution software product line Year 2000 compliant was completed in November 1998. Testing is expected to be completed in February 1999 with delivery of the Year 2000 compliant product starting immediately thereafter. Internally, the Company uses its distribution software accounting package and does not foresee any problems in converting to the Year 2000 compliant version of its software. The Company does not foresee any problems in working with third-party companies or clients because of the Year 2000 issue. Furthermore, the Company does not believe that clients utilizing its software products will have any problems with their vendors because of the Year 2000 issue due to the use of the Company's software products. Costs relating to the Year 2000 compliance have been included in the research and development expenses totaling approximately $51,750 during the first nine months of fiscal 1999. The Company does not expect to incur any additional material expenses associated with the Year 2000 compliance.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This form 10-QSB may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's 1998 Report on Form 10-KSB.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-QSB

A.    Exhibits:

      Exhibit Number    Document                                         Page
      --------------    --------                                         ----
      11.1              Schedule of Computation of Net Loss Per Share     15
      27                Financial Data Schedule                           16

B.     Reports:
No reports on Form 8-K were filed during the quarter ended December 31, 1998.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIC MANAGEMENT SYSTEMS, INC.



DATED: February 12, 1999         By:   /s/  James M. Heim
                                        ----------------------------------------
                                        James M. Heim
                                        President and Chief Executive Officer




                                  By:   /s/  William E. Wallin
                                        ----------------------------------------
                                        William E. Wallin
                                        Vice President, Chief Financial Officer,
                                        Treasurer (Principal Financial and
                                        Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit No.                                  Description
-----------                                  -----------

   11.1                                 Schedule of Computation of
                                        Net Loss Per Share

   27                                   Financial Data Schedule