Form 10KSB
period 1999-03-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1999-07-14
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1999.

Commission file number: 33-89384-LA

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)

           Arizona                                     86-0498857
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $17,078,678.

As of March 31, 1999, the aggregate market value of voting stock held by non-affiliates of the issuer: $141,340.47 based on Common Stock of 4,711,349. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

Number of shares of common stock outstanding on March 31, 1999 was 4,711,349.

Transitional Small Business Disclosure Format: Yes [ ]; No [X].


                      DOCUMENTS INCORPORATED BY REFERENCE:
                              Financial Statements

                                     PART I

RECENT DEVELOPMENTS


Stock Purchase and Merger Agreement

         On July 8, 1999, Prologic Management Systems, Inc. (the "Company") entered into a Stock Purchase and Merger Agreement ("SPMA") with Sunburst Acquisitions IV, Inc., a Colorado corporation ("Sunburst"). The terms of the SPMA require that Sunburst purchase up to 5,280,763 shares of common stock of the Company for $3,000,000 pursuant to a Regulation D Exemption under the United States Securities Act of 1933, as amended. The investment by Sunburst is to be staged in two parts. The first stage ("Tranche 1") purchases 3,459,972 shares at $0.2890 per share, for a total of $1,000,000. The second stage ("Tranche 2") purchases up to 1,820,791 shares at $1.0984 per share, for a total of $2,000,000. The Company shall use the proceeds from Tranche 1 primarily as working capital. The proceeds from Tranche 2 are intended to be used by the Company to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and funded essentially simultaneously with the closing of the Tranche 2 Acquisition.

         Subject to shareholder approval, on the earlier of the closing of the Tranche 2 Acquisition or September 30, 1999, it is intended that the Company initiate the process to be merged with and into Sunburst or a subsidiary of Sunburst organized for that purpose. As a condition to closing of the merger, Sunburst is obligated to have a binding commitment from other investors, satisfactory to the Company in form and substance, to purchase from Sunburst or the surviving entity 890,287 shares of common stock at $2.246 per share, for a total of $2,000,000 ("Tranche 3"). The proceeds from this financing are also intended to facilitate an additional acquisition(s). After the merger, the shareholders of the Company as of March 31, 1999, without dilution for existing warrants, options or other such derivatives, would hold no less than 47.15% of the common stock of Sunburst or the surviving entity. All outstanding warrants and options to acquire Company stock that are not exercised prior to the merger will be automatically converted into an option or right to purchase a like number of shares from Sunburst or the surviving entity. Upon completion of the merger, the carrying value of the Company's assets may be revised to reflect purchasing accounting. On the effective date of the merger, the name of the surviving entity will be changed.

         Prior to the SPMA with the Company, Sunburst Acquisitions IV, Inc. (OTC: SBAQ) was a reporting, development stage corporation with no material assets, no operations and no trading of its common stock. A group of investors with whom the Company has been negotiating, led by Century Financial Partners, Inc. and Bristol Capital, LLC, both principally located in Los Angeles, California, acquired controlling interest of Sunburst and are providing the funds required by the SPMA. Mr. James M. Heim, President and CEO of the Company will remain in a similar capacity with Sunburst or the surviving entity pursuant to the terms of his previously existing Employment Agreement. Additionally, Mr. Heim has entered into a Voting Trust Agreement with Sunburst, in accordance with the terms of the SPMA, giving Sunburst the voting rights to 100% of the voting shares he beneficially owns or controls. The Company anticipates releasing further details of the agreement in a subsequent filing.

The Company's Analysis

         Historically, the Company has been unable to generate sufficient internal cash flows to support operations, and has been dependent upon capital reserves and outside capital sources to supplement cash flow. New equity investments, lines of credit and other borrowings, and credit granted by its suppliers have enabled the Company to sustain operations over the past several years. In August 1998, the

Company had failed to meet the "continued listing criteria" established by NASDAQ and the Company's securities were delisted from the NASDAQ Small Cap Market. The subsequent lack of liquidity in the Company's securities has materially affected the Company's ability to attract equity capital. Additionally, the lack of capital resources has precluded the Company from effectively executing its strategic business plan. The ability to raise capital and maintain credit sources is critical to the continued viability of the Company. Prior to the SPMA, numerous capital opportunities had presented themselves to the Company, however, none of these "opportunities" were deemed to be in the best interest of the Company or its shareholders.

         The three investment stages in the SPMA could potentially provide the Company with the equivalent of a $5,000,000 capital infusion. Upon the merger, the shareholders of record as of March 31, 1999, including those holding exercisable derivatives, would retain approximately 50% of the merged entities. The potential acquisitions, which are conditions to closing the future financing, will be consistent with the Company's strategic business plan. With the capital resources available to properly manage them, the acquisition of two or more profitable companies should significantly expand the Company's revenues and enhance earnings. The resulting increase in internally generated cash flows should greatly reduce the Company's dependence upon outside capital sources. Additionally, the Company would expect to be the beneficiary of, through the acquisitions, qualified executive management, technical, and sales personnel, as well as new product and service offerings. The Company believes that the SPMA can be the catalyst that will provide its shareholders and investors the opportunity to participate in liquid securities, trading in an orderly market.

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

         In September 1995, Prologic acquired GRSI, a commercial systems integration firm based in St. Paul, Minnesota. In August 1996, Prologic acquired BASIS, a regional systems integration company based in the San Francisco Bay Area with a regional office in Portland, Oregon. The Company has consolidated the operations of the GRSI subsidiary with its BASIS subsidiary to achieve operating efficiencies and to centralize management. The Company has been working toward centralizing its financial reporting and some administrative and marketing functions at its corporate office in Tucson, Arizona. The financial reporting and accounting system at its GRSI subsidiary have been successfully centralized at the Company's corporate office. The financial reporting and accounting system conversion at its BASIS subsidiary is currently in progress and expected to be completed by the end of the second quarter of fiscal 2000.

PRODUCTS AND SERVICES

         The Company provides systems integration services, software development, proprietary software products and related services; however, the majority of the Company's revenues are generated from systems integration and related product sales. The Company's services include systems integration, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, Internet/intranet design and connectivity, and graphic design services for the World Wide Web. The Company's software development expertise provides an internal resource for development needs in integration and custom projects. The Company's proprietary products include manufacturing and distribution software for commercial clients, as well as its intranet-based sales tracking and reporting system and intranet-based document management, warehousing and retrieval system.

         The Company's revenues arise principally from the sale of systems integration-related products and services, the sale and re-engineering of third-party software, and the sale of its proprietary software. Since 1996, the Company has continued to increase sales of its systems integration services, which have a higher margin than sales of computer hardware and related services. Over the long term, the Company believes that the sale of professional services and proprietary software offers the greatest opportunity to increase the Company's overall margins, and the Company focuses its development expenditures principally on software and service development activities. To date, sales of the Company's professional services and proprietary software have represented an increasingly important percentage of gross margins. During the Company's fiscal year ended March 31, 1999 approximately 48% of the Company's total gross margin was generated by professional services and proprietary software. During the same fiscal year, approximately 52% of the Company's gross margin was generated by hardware sales and related third-party software, which have materially lower margins than sales of professional services, systems integration services or proprietary software.

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

         Prologic Manufacturing. Prologic Manufacturing is a comprehensive 20-module software application suite that includes management tools, which help manage the day-to-day operations of a manufacturing environment. The Manufacturing modules range from general accounting to the tracking and movement of products through the plant, to increased visibility of labor efficiencies. Prologic Manufacturing integrates all aspects of the manufacturing process. Prologic Manufacturing can be used in conjunction with Prologic Electronic Data Interchange software as well as Prologic Data Collection software.

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

         Prologic Data Collection. The Prologic Data Collection software provides a comprehensive and sophisticated data collection applications suite designed to meet extensive information management needs. Prologic Data Collection is a chart-server, open file system that offers full compatibility with other applications as well as operating systems and hardware platforms. The Data Collection applications include Bar Code Warehouse Management, Time and Attendance, Shop Flow and Material Reporting and Custom Applications.

MARKETING AND DISTRIBUTION

         The Company's overall marketing and distribution effort is directed by its corporate office in Tucson. However, each subsidiary provides local sales and marketing management with additional support, when required, from the Tucson office. The Company's primary goal is to lead with its commercial systems integration expertise, leveraging its reputation and client base, and in the long term promote the sale of professional services and proprietary software products to increase the Company's overall margins and competitive advantage. To achieve this goal, the Company will address its existing customer base, develop new corporate accounts in targeted geographical areas and expand and develop strategic relationships with various companies that sell products within this market. The Company has joint marketing relationships with leading hardware vendors and will continue to offer its systems integration expertise. The Company currently resells products from or has marketing agreements with Access Graphics, Cisco, Informix, Netscape Communications Corporation, Oracle, Progressive Networks, Remedy, Sun Microsystems, SunSoft, Sybase, Symbol Technologies and Veritas.

         The Company has established sales and/or integration offices in Portland, Maine (Prologic), Emeryville, California (BASIS), Portland, Oregon (BASIS), and St. Paul, Minnesota (GRSI), to offer proximity to its customer and vendor base. The Company believes that there are sufficient numbers of qualified potential employees in the Tucson area, as well as in the Company's targeted expansion areas, to support the geographic expansion of the Company in accordance with the Company's long-range business plan.


GROWTH STRATEGY

         The Company's strategy is to grow its revenue both by increasing its systems integration services within its customer base at existing Company locations, and by acquiring existing systems integration companies and businesses. In addition to the Company's strategic business plan, such acquisitions are also a condition to closing the financing stages in accordance with the SPMA. (See PART I, RECENT DEVELOPMENTS, "Stock Purchase and Merger Agreement") The Company has identified and qualified a number of potential acquisition candidates in targeted geographical locations. These candidates have technical personnel and sales resources that would be complementary to the Company's business plan. Once acquired, the Company's corporate office will act as the administrative arm for new subsidiary companies, providing management, accounting, finance and marketing support. Once fully integrated, senior management, accounting functions, finance and marketing activity for the acquisitions will be consolidated and centralized at the Company's corporate office.

         As acquisitions are integrated into the overall operations, the Company's focus will turn to securing higher gross margins. This will be accomplished primarily through the sale of systems integration services, and, in the long term, the sale of proprietary software products and related services. Management believes that higher margins, if achieved, will enable the Company to internally fund the growth of the operations to take advantage of the significant acquisition and other growth opportunities that exist in the market.

         The Company believes that its acquisition strategy is the most cost-effective avenue of growth for the Company. However, delisting of the Company's securities and the lack of capital resources had caused the Company to temporarily suspend its acquisition activity.

COMPETITION

         The systems integration and computer software industries are highly competitive, include participants from a variety of market segments, are subject to rapid change and have low barriers to entry. The competition in systems integration services includes mid-level and regional systems integrators, international, national and regional accounting firms, the service groups of computer equipment companies, contract programming companies, facilities management companies and general management consulting firms. Among the more recognizable participants in the market are Andersen Consulting, Cambridge Technology Partners, Computer Sciences Corporation, PricewaterhouseCoopers, Electronic Data Systems Corporation, IBM-Innovative Information Systems, and Technology Solutions Corporation. The Company believes it competes favorably with these systems integrators in the areas and level of responsiveness, regional and national vendor contacts, and its dedication to maintaining up-to-date certification standards to provide its clients with a higher standard of customer service.

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

DEPENDENCE UPON LIMITED SUPPLY OF SALES, MANAGEMENT AND TECHNICAL PERSONNEL

         The Company believes that its ability to compete depends in part on a number of factors outside of its control, including the ability of its competitors to hire, retain and motivate a large number of sales personnel, technicians, managers, and the development by others of competitive services and software. The Company's Management believes that its principal long-term challenge is to identify and hire effective sales and project managers and skilled technical personnel to focus efforts on the marketing and sales of professional services and proprietary software products, both through the Company's systems integration subsidiaries and through direct sales. Many participants in the professional services, systems integration and software development businesses have significantly greater financial, technical, and marketing resources than does the Company.

SOURCES OF PRODUCTS AND UNDERLYING TECHNOLOGY

         The principal products used in the Company's systems integration projects include third-party computer hardware and software. As of July 1999, the Company has not experienced any material difficulties or delays in meeting customer shipments. While alternate independent suppliers for such products are available, the Company is reliant upon licensing and marketing agreements with the product manufacturers.

         The Company's primary supplier, Access Graphics, Inc., whose products accounted for approximately 60% of the Company's fiscal 1999 revenues, currently allows the Company to purchase goods on open credit and under a program that allows customers to assign proceeds from sales of products directly to the supplier. At March 31, 1999, the Company had balances of $236,007 under the assignment of proceeds program and $2,560,639 on open credit with this supplier. The current stated credit limit with this supplier is $600,000. Historically, the supplier has allowed the Company to exceed its credit limits. However, there is no assurance that this supplier will continue to do so. Although this supplier is not the sole source of these products, the Company has a long relationship with this supplier and would like to continue the relationship. Management is currently pursuing options available to the Company for increasing the credit limit and financing purchases with other sources. Although this relationship and the stated credit limit have not caused delays in meeting customer shipments, management believes that because of the trends in the Company's operating results and the current low credit limit that the Company's ability to meet customer demands could be affected.

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

DEPENDENCE UPON LIMITED NUMBER OF CUSTOMERS

         The Company's five largest clients in fiscal year ended March 31, 1999 accounted in the aggregate for 30.62% of total revenues at 13.45%, 6.80%, 4.07%, 3.22% and 3.08% of total revenues, respectively; and in fiscal 1998, the five largest clients accounted in the aggregate for 38.25% at 14.94%, 8.60%, 5.47%, 4.84% and 4.40% of total revenues, respectively.

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

PRODUCT DEVELOPMENT

         The market for application and development software, as well as computer software in general, is characterized by rapid technological developments and changes in customer requirements. As a result, the Company's success will depend in part on its ability to continue to enhance products and to develop and introduce in a timely manner new products that keep pace with technological advances and respond to rapidly changing customer requirements. The life cycle of a product is dependent in part on timely updates to keep pace with technological advances and the needs of its customers. The Company seeks to enhance its products, typically on an annual basis, but there can be no assurance that the Company will be successful in developing and marketing enhancements of the Company's existing products or new products on a timely basis, or at all. In addition, there can be no assurance that any enhancements or new products will adequately address the changing needs or gain the acceptance of the marketplace. The Company employed 6 full-time programmers in product support and development at March 31, 1999.

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

EMPLOYEES

         As of March 31, 1999, the Company had approximately 45 full-time employees, including 22 in technical services, 6 in sales and marketing and 15 in finance and administration. The Tucson office employed 19 full-time employees, and the Company's integration subsidiaries had 26 full-time employees. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

         The Company's headquarters are located in Tucson, Arizona in a leased office consisting of approximately 10,000 square feet. The facility is owned by a partnership that is controlled by the family of Mr. James M. Heim, the Company's President, Chief Executive Officer and Chairman of the Board. The lease term which expires in June 2001, with rentals based on a rate not to exceed 95% of the market rate as determined by an independent market analysis of other office space located in the general area. The rent shall be increased annually in a percentage amount equal to one-half of the percentage increase in the Consumer Price Index for the previous year.

         GRSI leases 5,382 square feet of office space in Eagan, Minnesota. The GRSI lease expires in December 2003. BASIS leases 10,700 square feet of office space in Emeryville, California, under a month-to-month lease, pending renewal. BASIS' Portland, Oregon site leases 2,672 square feet of office space under a lease that expires in December 1999.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company completed its initial public offering on March 15, 1996 at a price of $5.00 per share of Common Stock and $0.125 per Warrant (each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00). As of March 31, 1999, the Company's common stock warrants had expired. In addition, with the delisting of the Company's securities from the NASDAQ Small Cap and the Boston Stock Exchange in August 1998, trading of the Company's common stock has continued to be conducted on the non-NASDAQ over-the-counter market, under the symbol PRLO.

The table below represents the high and low bid prices for the Company's common stock and warrants, as reported by the National Quotation Bureau, from trading on June 30, 1997 through March 31, 1999. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

                           Common Stock                Warrants
Quarter Ended             High         Low          High       Low
-------------             ----         ---          ----       ---
June 30, 1997           $  1.50     $  0.62      $ 0.391     $ 0.031
September 30, 1997      $  1.62     $  0.50      $ 0.125     $ 0.063
December 31, 1997       $  1.62     $  0.62      $ 0.125     $ 0.063
March 31, 1998          $  1.50     $  0.68      $ 0.094     $ 0.031
June 30, 1998           $  1.50     $ 0.625          N/A         N/A
September 30, 1998      $ 0.625     $0.0625          N/A         N/A
December 31, 1998       $ 0.375     $0.0200          N/A         N/A
March 31, 1999          $ 0.250     $0.0312          N/A         N/A


         As of April 22, 1999 there were 379 shareholders of record of the Company's common stock. The Company has neither declared or paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. During fiscal 1998, the Company had sold subscriptions for $250,000 of the private placement offering of the Company's 8% Cumulative Convertible Preferred Stock. In accordance with this offering, the Company's Board of Directors elected to pay the preferred stockholders cash dividends totaling $12,657 in lieu of stock dividends. Subsequent to March 31, 1998, $150,000 of the 8% Cumulative Convertible Preferred Stock holders converted to common stock at $2.00 per share. Pursuant to the terms of the offering's conversion feature, the holder received 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at $2.00 per share. These warrants expire December 31, 2000.

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

RESULTS OF OPERATIONS
COMPARISON OF FISCAL 1999 TO FISCAL 1998

         Revenues. Revenues decreased by 21.0% for the year ended March 31, 1999 dropping from $21,623,092 for the previous fiscal year to $17,078,678 for the year just ended. Sales of third party hardware dropped by 26.8% and sales of third party and proprietary software licenses decreased by 27.6%, sales of professional services increased by 13.0%. The decrease in the sale of third party hardware and third party software is attributable to the sales staff turnover at both the BASIS and Great River Systems offices during the second and third quarters. During the fourth quarter the Company began to restaff and reorganize the BASIS sales department by adding sales personnel and support staff. During the first quarter of fiscal 2000 the company has added additional sales staff and technical support.

         Sales of proprietary software and professional services generated from software sales increased by 161% during the year due in part to software updates for the year 2000 issue and the services revolving around those new releases.

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

         Cost of Sales. Cost of sales decreased during the year dropping from 80.1% of net sales in fiscal 1998 to 76.2% in 1999. Although the cost of third party hardware sales as a percentage of sales increased from $13,327,312 or 85.5% to $9,909,775 or 86.8% the cost of professional services and software licenses and third party licenses decreased. Professional services cost 52.5% of service revenues in fiscal 1998 and decreased to 45.6% in fiscal 1999 while the cost rate for licenses decreased from 81.6% in fiscal 1998 to 70.7% in 1999.

         The increase in the cost of third party hardware was the result of the continued competition and pricing pressure in the computer hardware market. The company expects this trend to continue.

         The decrease in the rate of professional service cost to service sales is the result of the increased services provided around the Year 2000 upgrades and consulting along with increased effectiveness of the delivery of integration services at the BASIS subsidiary.

         The cost of software licenses decreased as a percentage of sales because of the increased sale of high margin proprietary software in relation to total software license sales. The cost of the proprietary software is low due to the Company's complete write-off over the last several fiscal years of all of its unamortized software development cost. Sale of third party hardware remained similar to the previous fiscal year.

         Gross Profits. Gross profit improved as a percentage of sales to 23.8% in fiscal 1999 from 20.0% in fiscal 1998 due to the increased sales of higher margin professional services as well as the decreased cost of providing services and the reduced cost of software license sales. The result of the total sales decrease of 21.0% offset by the decreased cost as a percentage of sales reduced the total gross profit by $234,539 or 1.4% of total sales.

         Selling and Marketing. As a result of the sales staff turnover during the second and third quarters of fiscal 1999 selling and administrative expenses decreased by $714,969 from $1,938,907 or 9.0% of sales to $1,223,938 or 7.2% of sales. The decrease included salaries, commissions and other payroll related expenses as well general expenses associated with the San Jose office and the Sacramento office. The Company expects selling and marketing expenses to increase as a percentage of sales during fiscal 2000 as additional sales staff is hired.

         General and Administrative. General and administrative expenses increased during the fiscal year by $995,316. Fiscal 1998 expenses were $3,404,225 or 15.7% of sales versus $4,399,541 or 25.8% of sales for fiscal 1999. The increase was due in part to expanding the company's technical services staff to support the increase in integration service sales, increases in corporate staff related to the consolidation of accounting, management and administrative functions, and the severance cost of approximately $75,000 related to the elimination during fiscal 1999 of certain senior management positions. The Company was required to retain certain senior management personnel for prescribed periods pursuant to agreements related to the acquisitions of the Company's two subsidiaries. The more significant payments under the terms of the employment agreements were completed during the fourth quarter of fiscal 1999. The Company expects to reduce general administrative expenses as the planned consolidations continue.

         Research and Development. During the year the Company incurred approximately $51,750 in research and development expense. During the previous year the Company's research and development expenses were $523,306 or 2.4% of sales. Research and development is primarily involved in upgrading current proprietary software modules, including efforts to meet Year 2000 compliance

         Expenses Associated with Raising Capital. During fiscal 1998 the Company incurred $244,985 in expenses that were associated with the Company's attempts to raise additional capital. These expenses included fees paid to consultants in both Europe and the United States for efforts taken on the Company's behalf to sell preferred stock in Europe. The Company ceased to offer the securities upon the effectiveness of amendments to Regulation S adopted by the Securities and Exchange Commission. Other charges included the value of warrants given as compensation to consultants and financial advisors. The Company did not incur any expenses associated with raising capital in fiscal 1999.

         Loss from Operations. The Company's loss from operations decreased by $201,655 to $1,847,859 or 10.8% of sales in fiscal 1999 from a loss of $2,049,514 or 9.5% in fiscal 1998. The reduction in the loss from operations from the prior fiscal year was the result of the decreased operating expenses, offset by the reduced gross profit, which was the result of the decreased revenues. During the year, the Company witnessed significant turnover in sales staff and an operational restructuring that resulted in the operating loss.

         The Company believes that it will continue to see gross profit erode in the resellers market for both hardware and software sales. Accordingly the Company's strategy is to continue to increase the sales of integration services through its subsidiaries and to continue to increase sales of its proprietary software products and associated services through its subsidiaries' distribution channels. As sales of services and software increase in relation to the sale of hardware, the Company expects to see more favorable changes in its results of operations.

         The Company expects that operating results will fluctuate as a result of a number of factors, including but not limited to: the availability of adequate capital; the ability to attract and retain highly skilled technical, managerial and sales and marketing personnel; the timing of new product and service introductions by the Company, by vendors whose products the Company resells to its customers, as well as by its competitors; changes in the Company's level of operating expenses, including the Company's expenditures for its Product Development Group and promotional programs; the size and timing of customer orders for its products or services, development, production or quality problems on the part of the Company or its licensees; the payment of support and maintenance fees; competition in the computer software market; and the general state of the global and national economies. The market demand for the Company's products and services can be significantly affected by uncertain economic cycles. Many of the factors that may affect the Company's operating results and demand for products and services based on its technologies cannot be predicted, may not exhibit a consistent trend, or are substantially beyond the Company's control. Fluctuations in operating results can also be expected to result in volatility in the price of the Company's common stock.

         Interest Expense. The Company incurred $413,540 in interest expense during fiscal 1999 and $477,157 in fiscal 1998. Interest expense is on both long term and short term debt.

         Income Taxes. The Company had no income tax expense for the years ended March 31, 1999 and 1998. As of March 31, 1999, the Company had federal net operating loss carryforwards of approximately $11,200,000 (see Note 8 of the Consolidated Financial Statements for a further discussion of the loss carryforwards). The utilization of net operating loss carryforwards will be significantly limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.S. Treasury regulations thereunder.

         Net Loss. The Company had a net loss of approximately $2,228,187 or $0.50 per share in fiscal 1999 and a net loss of approximately $2,610,938 or $0.67 per share in fiscal 1998. The net loss in fiscal 1999 was attributable to the lower than expected total revenues offset somewhat by the increased rate of cost to revenues.

         Liquidity and Capital Resources. At March 31, 1999, the Company had a working capital deficit of approximately $1,299,000 compared to working capital of approximately $268,000 at March 31, 1998. The cash balance at March 31, 1999 was approximately $428,000, $300,000 of which was restricted as security for the Company's line of credit.

         Cash used in operations during the year totaled approximately $138,015 in 1999 and $2,068,080 in 1998. Cash used in investing activities in 1999 was approximately $146,454 and approximately $114,560 in 1998. Cash provided by financing activities in 1999 totaled $237,521 and included the net change in the line of credit, compared to approximately $1,542,630 in 1998 which is net of the payoff of the $1,000,000 line of credit with the Company's bank and the issuance of warrants and preferred stock.

         The Company has not integrated the sale of its proprietary software into its subsidiaries and has not generated the increase in professional service revenue it had anticipated and has therefore not generated the higher margins that it had expected. The result is that historically the Company has been unable to generate sufficient internal cash flows to support operations, and has been dependent upon capital reserves and outside capital sources to supplement cash flow. New equity investments, lines of credit and other borrowings, and credit granted by its suppliers have enabled the Company to sustain operations over the past several years. In August 1998, the Company had failed to meet the "continued listing criteria" established by NASDAQ and the Company's Securities were delisted from the NASDAQ Small Cap Market. The subsequent lack of liquidity in the Company's securities has materially affected the Company's ability to attract equity capital. Additionally, the lack of capital resources has precluded the Company from effectively executing its strategic business plan. The ability to raise capital and maintain credit sources is critical to the continued viability of the Company.

         Subsequent to March 31, 1999, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Sunburst Acquisitions IV, Inc., a Colorado corporation ("Sunburst"). The terms of the SPMA require that Sunburst purchase up to 5,280,763 shares of common stock of the Company for $3,000,000 pursuant to a Regulation D Exemption under the United States Securities Act of 1933, as amended. The investment by Sunburst is to be staged in two parts. The first stage ("Tranche 1") purchases 3,459,972 shares at $0.2890 per share, for a total of $1,000,000. The second stage ("Tranche 2") purchases up to 1,820,791 shares at $1.0984 per share, for a total of $2,000,000. The Company shall use the proceeds from Tranche 1 primarily as working capital. The proceeds from Tranche 2 are intended to be used by the Company to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and funded essentially simultaneously with the closing of the Tranche 2 Acquisition.

         During July 1999, the Company received a subscription for 3,459,972 shares of common stock for gross proceeds of $1 million as part of the Stock Purchase and Merger Agreement.

         Subject to shareholder approval, on the earlier of the closing of the Tranche 2 Acquisition or September 30, 1999, it is intended that the Company initiate the process to be merged with and into Sunburst or a subsidiary of Sunburst organized for that purpose. As a condition to closing of the merger, Sunburst is obligated to have a binding commitment from other investors, satisfactory to the Company in form and substance, to purchase from Sunburst or the surviving entity 890,287 shares of common stock at

$2.246 per share, for a total of $2,000,000 ("Tranche 3"). The proceeds from this financing are also intended to facilitate an additional acquisition(s). After the merger, the shareholders of the Company as of March 31, 1999, without dilution for existing warrants, options or other such derivatives, would hold no less than 47.15% of the common stock of Sunburst or the surviving entity. All outstanding warrants and options to acquire Company stock that are not exercised prior to the merger will be automatically converted into an option or right to purchase a like number of shares from Sunburst or the surviving entity. Upon completion of the merger, the carrying value of the Company's assets may be revised to reflect purchasing accounting. The Company anticipates releasing further details of the agreement in a subsequent filing.

         The three investment stages in the SPMA could potentially provide the Company with the equivalent of a $5,000,000 capital infusion. Upon the merger, the shareholders of record as of March 31, 1999, including those holding exercisable derivatives, would retain approximately 50% of the merged entities. The potential acquisitions, which are conditions to closing the future financing, will be consistent with the Company's strategic business plan. With the capital resources available to properly manage them, the acquisition of two or more profitable companies should significantly expand the Company's revenues and enhance earnings. The resulting increase in internally generated cash flows should greatly reduce the Company's dependence upon outside capital sources. Additionally, the Company would expect to be the beneficiary of, through the acquisitions, qualified executive management, technical, and sales personnel, as well as new product and service offerings. The Company believes that the SPMA can be the catalyst that will provide its shareholders and investors the opportunity to participate in liquid securities, trading in an orderly market.

         In the future, the Company may require additional equity, working capital and/or debt financing to maintain current operations as well as achieve future plans for expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet current and future plans for expansion could be materially adversely affected.

         During fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This new facility is designed to provide working capital to support the Company's sales growth for both subsidiaries. Among other things the agreement required that the Company maintain a combined net worth at its BASIS and GRSI subsidiaries of at least $1,000,000. The Company received a waiver for non-compliance with this requirement at March 31, 1998 and modified the agreement in July 1998 to a combined net worth requirement of $750,000 for both subsidiaries. The Company was in compliance at March 31, 1999. The total amount of the line of credit outstanding at March 31, 1999 was approximately $1,234,000 with additional availability of approximately $925,000. At July 15, 1999 the Company had $2,681,000 outstanding on the line with additional availability of $155,000. The line matures on March 31, 2001.

         During fiscal 1997, the Company borrowed approximately $100,000 at a rate of 8%, which was scheduled to become due on June 30, 1997. During July 1997, the note holder agreed to extend maturity on a month-to-month basis. As a result of the extension, the Company issues 10,000 restricted common shares per month to the note holder in consideration for the term of the extension. As of March 31, 1999 the note was still outstanding.

         In addition, during fiscal 1997 the Company borrowed $820,000 in a private offering of 10% Subordinated Convertible Notes due December 31, 1999. Prior to September 30, 1997, with the exception of one $100,000 note holder, the Company renegotiated the conversion terms with the note holders of the remaining $720,000. The revised terms assign a fixed conversion price of $3.75 per share. In addition, the note holders have been granted warrants to purchase a total of 252,000 shares of the Company's common stock at a price of $2.00 per share. The warrants will expire on December 31, 2001. During December 1997, one $100,000 note holder exchanged the debt for unregistered common stock of the Company. The common stock was exchanged at a price of $.625 per share for a total of 160,000 shares. In fiscal 1999, the remainder of the note holders representing $720,000 converted to 72,000 shares of unregistered convertible preferred stock at a conversion rate of $3.75 per share and received warrants to purchase an additional 72,000 shares of unregistered common stock at a price of $1.00 per share. These warrants expire March 31, 2001.

         The Company borrowed $240,000 in short term notes collateralized by its computer equipment and office furnishings during fiscal 1997. Interest on these notes is paid monthly at a rate of 2%. During fiscal 1998, an additional $125,000 was borrowed against this equipment. Of the $365,000, holders of notes totaling $205,000 agreed to extend through December 31, 1997; the remaining $160,000 exchanged their debt for unregistered common stock of the Company at a price of $0.625 per share, for a total of 256,000 shares.

         During fiscal 1999, holders of $45,000 of the above notes were paid off; holders of notes totaling $130,000 extended through July 31, 1998; a $20,000 note holder agreed to extend on a month-to-month basis with 30 days notice of payment on demand; and a $10,000 note holder exchanged the debt for common stock at a rate of $0.625 per share. As of March 31, 1999, $150,000 of principal remained outstanding on these notes extended on a month to month basis.

         During fiscal 1998, the Company issued 241,330 shares of common stock at $1.00 per share to three affiliates of the Company for cash and the assumption of debt. The $1.00 per share price was in excess of the market price of the Company's common stock on the respective dates of purchase.

         During the year, the Company purchased approximately $146,454 in capital equipment and software.

         Also in fiscal 1998, the Company sold $250,000 of its 8% Cumulative Convertible Preferred Stock pursuant to Regulation S of the Securities Act of 1933. The shares were sold at a price of $6.00 per share, and may be converted to common stock after June 30, 1998 at $2.00 per share of common stock. The Company has the right to pay the dividends in cash or in shares of common stock, and in fiscal 1998, the Company elected to pay cash dividends totaling $12,657 in lieu of stock dividends. During fiscal 1999, $150,000 of the 8% Cumulative Convertible Preferred Stock holders converted to common stock at $2.00 per share. Pursuant to the terms of the offering's conversion feature, the holder received 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at $2.00 per share. These warrants expire December 31, 2000.

         Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and was released during the quarter ending September 30, 1998. The Company's internal development tools are Year 2000 compliant. The proprietary wholesale distribution software product line was Year 2000 compliant as of April 1999 and was released in May 1999. Internally, the Company uses its distribution software accounting package and does not foresee any problems in converting to the Year 2000 compliant version of its software. The Company does not foresee any problems in working with third-party companies or clients because of the Year 2000 issue. Furthermore, the Company does not believe that clients utilizing its updated software products will have any problems with their vendors because of the Year 2000 issue due to the use of the Company's software products. Costs relating to the development of the Year 2000 issue have been included in the research and development expenses over the fiscal year ended March 31, 1999.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         This Form 10-KSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, and the results of financing efforts. Further information regarding these and other risks is described from time to time in the Company's filings with the Securities and Exchange Commission.


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

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-based Compensation". This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measurable.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", during the fiscal year ended March 31, 1999. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. Adoption of this Statement did not have an impact on the Company's current disclosures and presentation.

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fiscal year ended March 31, 1999. This Statement requires that public companies report certain information about their major customers, operating segments, products and services, and the geographic areas in which they operate. Because the Company operates within a single operating segment, adoption of this statement did not have an impact on the Company's current disclosures and presentation.

         In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" (SFAS No. 132), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 132 for its fiscal year beginning April 1, 1998. Adoption of SFAS No. 132 did not have an effect on the Company's financial statement presentation and disclosures.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to have any effect on its financial statements.

                                    PART IV.

ITEM 7. FINANCIAL STATEMENTS

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-24 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         In Amendment No. 2 to the Current Report on Form 8K dated March 15, 1999 and amended in its entirety on May 10, 1999, reporting under Item 4. Changes in Registrant's Certifying Accountant, the Company reported that its auditors, Arthur Andersen LLP, declined to stand for re-election, as well as the Company's Board of Directors' approval of the April 2, 1999 engagement of BDO Seidman LLP as the principal accountant to audit the Company's financial statements, commencing with its fiscal year ended March 31, 1999. The Company also reported that, during the approximate one year engagement of Arthur Andersen LLP as the Company's principal accountant to audit its financial statements, commencing with its fiscal year ended March 31, 1998, and within the meaning of Item 304 of Regulation S-K, Arthur Andersen LLP did not inform the Company of any disagreements, reportable events, or any dispute relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, except that in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1998, the Company reported that Arthur Andersen LLP had reported to the Company that, in the course of their audit of the Company's consolidated financial statements for the fiscal year ended March 31, 1998, they discovered various conditions that they believe constitute material weaknesses in the Company's internal controls. These conditions consisted of (i) weakness in policies and procedures to ensure accurate timing, classification, and recording of significant transactions; (ii) weaknesses in maintaining formal documentation regarding accounting transactions; and (iii) weaknesses in operating and accounting personnel due to significant turnover and absence of technical competencies. The Company has taken various steps intended to strengthen its financial controls, including the hiring of additional personnel experienced in both operational and financial positions.

         Prior to the engagement of BDO Seidman LLP, the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. However, prior to the engagement of BDO Seidman LLP, the Company consulted with such firm in order to confirm the Company's expectation that the auditor's opinion with respect to the Company's consolidated financial statements would contain a modification paragraph reflecting uncertainty with respect to the Company's ability to continue as a going concern.

                                     PART V.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information concerning the names, ages, terms and positions with the Company's Board of Directors and Executive Officers and their respective business experience is set forth below. Each director has served continuously with the Company since his election as indicated below.

         Name                               Age      Position                     Director Since
         ----                               ---      --------                     --------------
James M. Heim (1)(2)                         48      President, Chief Executive        1984
                                                     Officer and Director
Richard E. Metz (1)(2)                       52      Executive Vice President and      1984
                                                     Director
Mark S. Biestman (1)(2)                      42      Director                          1997
William E. Wallin                            54      Chief Financial Officer


(1)   Member of Audit Committee

(2)   Member of Compensation Committee

         Directors are elected to serve until the next Annual Meeting of Shareholders. The Board of Directors, as of March 5, 1999, formally accepted the resignations of Herbert F. Day and Craig W. Rauchle, both having developed conflicts with other obligations. Primarily because of the timing, the Board of Directors concurred that their ability to appoint qualified, unaffiliated individuals to fill the vacancies was unlikely. Accordingly, it was agreed to carry on with three Directors until the next election. Therefore, the Board of Directors by the authority contained in the Bylaws of the Corporation, approved a resolution that until the next Meeting of Shareholders and Election of Directors, the required number of Directors of the Corporation shall be three. For the remainder of their terms, the following Directors were appointed to serve as both the Audit Committee and the Compensation Committee: Mark S. Biestman, Chairman, James M. Heim and Richard E. Metz.

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

         RICHARD E. METZ, Executive Vice President, Chief Administrative Officer, Secretary and Director. Mr. Metz, the Company's Chief Administrative Officer, is a co-founder of the Company and has served as a director since its inception in 1984. Mr. Metz has thirty years of business management and investment experience, including ten years as a computer hardware and software VAR prior to his affiliation with the Company. Since 1982, Mr. Metz has owned and managed The Metz Group, a business and management consulting and investment firm. Mr. Metz is a member of the American Arbitration Association and is an Associate member of the American Bar Association, Dispute Resolution and Intellectual Property Law Sections.

         MARK S. BIESTMAN, Director. Mr. Biestman, who became a Director in 1997, has worked in the information technology field for over 19 years in both sales and marketing management. Mr. Biestman is currently Vice President of Worldwide Sales at CommerceOne, a privately held company based in Walnut Creek, California, co-founded by former CEO of Sybase, Mark Hoffman. CommerceOne Inc. develops, licenses and markets the Commerce Chain Solution, the industry's only real-time, electronic procurement and supplier management solution for inter business transactions. Mr. Biestman has also served as Netscape Communications' Vice President of Sales, Western Region, Vice President of Telecommunications Sales at Oracle Corporation, and Vice President of Sales and Industry Marketing at Metaphor. In addition, Mr. Biestman has held various sales and management positions at Tandem Computers and IBM Corporation. Mr. Biestman holds a B.A. in Economics from the University of California at Berkeley and has attended the Stanford Business School Executive program.

         WILLIAM E. WALLIN, Vice President, Finance, Chief Financial Officer, and Treasurer. Mr. Wallin, who became Chief Financial Officer, and Treasurer of the Company in February of 1995, has over twenty-four years of experience in accounting and financial management, serving in positions ranging from auditor to Chief Financial Officer. From 1989 to 1991, and from 1991 to 1994, Mr. Wallin was the Corporate Controller and Chief Financial Officer, respectively, of AlphaGraphics, Incorporated, a large international franchising company. Mr. Wallin holds a Bachelors Degree in accounting from Southern Illinois University.

ITEM 10. EXECUTIVE COMPENSATION

         Information below sets forth certain information regarding business experience and compensation paid or awarded by the Company during the Fiscal year ended March 31, 1999 to the following Executive Officers: Mr. James M. Heim, the Company's Chief Executive Officer.

SUMMARY COMPENSATION TABLE

                               Annual Compensation               Long-Term Compensation
                               -------------------               ----------------------
Name and Other                                                                          All Other
Principal Position         Year     Salary            Bonus   Stock Options/SARs(#)     Compensation
------------------         ----     ------            -----   ---------------------     ------------
James M. Heim,           1999      $72,000(1)            0            0                    0
President and Chief      1998      $62,000               0            0                    0
Executive Officer        1997      $70,500               0            0                    0


(1) During the fiscal year ended March 31,1999, no stock options were granted or exercised by Mr. Heim.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND SHAREHOLDINGS OF MANAGEMENT

         The following table sets forth information, as of March 31, 1999, concerning the Common Stock beneficially owned by (i) each director and nominee of the Company (ii) the Company's Chief Executive Officer, (iii) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all of the Company's directors, nominees and executive officers as a group.

         Except as otherwise noted, the named individual beneficial owner has sole investment and voting power.

                                                                       Shares
                                                                       Beneficially    Percent
Title of Class of Stock    Name(1)                                     Owned           of Class
-----------------------    ----                                        ---------       --------
Common                     James M. Heim & Marlene Heim (2)            1,089,060         23.1%
Common                     Richard E. Metz                               169,200          3.5%
Common                     Mark S. Biestman                               10,000           --

Common                     All directors, nominees and executive
                           officers as a group (4 persons)             1,293,260         27.5%


(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by the person named, subject to applicable community property law. The shareholdings include, pursuant to rules of the Securities and Exchange Commission, shares of Common Stock which a person has a right to acquire as of March 31, 1999 or within 60 days thereafter. Except as otherwise noted, the addresses for the persons named in the table is 2030 East Speedway Boulevard, Tucson, Arizona 85719.

(2) Includes 697,320 shares owned by HFG Properties Ltd., an Arizona limited partnership of which Mr. Heim is the sole general partner. James M. Heim and Marlene Heim directly own an aggregate of 391,740 shares of Common Stock. In accordance with the terms of the Stock Purchase and Merger Agreement dated July 8, 1999, James M. Heim & Marlene Heim entered into a Voting Trust Agreement with Sunburst, giving Sunburst the voting rights to 100% of the voting shares they beneficially own or control. (See PART I, RECENT DEVELOPMENTS, "Stock Purchase and Merger Agreement")


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 1996, the Company executed an agreement with HFG Properties, Ltd., an Arizona limited partnership partly owned by the Company's President, Mr. Heim. The terms of the lease are from July 1996 through June 2001, with monthly rent based on an independent appraised market rate reduced by 5%. The rent is to be increased annually in a percentage amount equal to one-half of the percentage increase in the Consumer Price Index for the previous year. During Fiscal 1999, the Company's obligations under this lease were in the amount of $138,282.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       Documents filed as part of this report:

         1. Financial Statements. The following financial statements filed as part of this report are listed on pages F-2 to F-20 and herein by reference:

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
         3.1              Articles of Incorporation by the Company*
         3.2              Bylaws of the Company*
         3.3              Articles of Incorporation of Great River Systems, Inc.*
         3.4              Bylaws of GRSI*
         4.1              Form of Warrant Agency Agreement by and between
                          Prologic Management Systems, Inc. and American
                          Stock Transfer & Trust Company, with form of
                          redeemable warrant*
         4.2              Specimen of Common Stock Certificate*
         4.3              Specimen Redeemable Common Stock Purchase
                          Warrant Certificate*
         4.4              [Form of] Representative's Warrant*
         10.15            1994 Stock Option Plan, Form of Incentive
                          Agreement*
         10.17            Employment Agreement of James M. Heim*
         10.19            Form of Lock-Up Agreement of Shareholders*
         10.20            Form of Stock Purchase Agreement, Promissory
                          Note and Escrow Agreement for July 31, 1994
                          issuance of Common Stock*
         10.28            Office Lease with HFG Properties***
         10.29            Coast Business Credit
                          Loan and Security Agreement
         10.30            SYMRP Purchase Agreement*
         10.31            Agreement and Plan of Reorganization dated as of
                          June 1, 1996 among Prologic Management Systems,
                          Inc., BASIS, Inc., BASIS Acquisition Corp. and
                          certain Principal Shareholders of BASIS, Inc.**
         11.1             Earnings per Share Calculation
         21               Subsidiaries
         23.1             Consent of Independent Certified Public Accountants,
                          BDO Seidman LLP
         27               Financial Data Schedule

* Incorporated by reference to the corresponding exhibit number in the Company's Registration Statement on Form SB-2 (Commission file no. 33-89384-LA).

** Incorporated by reference to the corresponding exhibit number in the Company's Form 8-K filed on August 23, 1996.

*** Incorporated by reference to the corresponding exhibit number in the Company's Form 10-KSB filed on July 1, 1996.


B.       Report on Form 8-K.

         During the fourth quarter of fiscal 1999, the Company filed Amendment No. 2 to the Current Report on Form 8K dated March 15, 1999 and amended in its entirety on May 10, 1999, reporting under Item 4. Changes in Registrant's Certifying Accountant, that the Company's auditors, Arthur Andersen LLP, declined to stand for re-election and that the Company's Board of Directors approved the April 2, 1999 engagement of BDO Seidman LLP as the principal accountant to audit the Company's financial statements, commencing with its fiscal year ended March 31, 1999.

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

                                            PROLOGIC MANAGEMENT SYSTEMS, INC.

DATED: July 14, 1999                        By: /s/  James M. Heim
       -------------                            -------------------------------
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

Signature                  Capacity                                            Date
---------                  --------                                            ----
/s/  James M. Heim         James M. Heim,                                   July 14, 1999
------------------         President and Chief Executive Officer
                           (Principal Executive Officer), and Director


/s/  Richard E. Metz       Richard E. Metz,                                 July 14, 1999
--------------------       Executive Vice President, Chief
                           Administrative Officer, Secretary and Director


/s/  William E. Wallin     William E. Wallin,                               July 14, 1999
----------------------     Vice President, Chief Financial Officer,
                           Treasurer (Principal Financial and
                           Accounting Officer),

/s/  Mark S. Biestman      Mark S. Biestman,                                July 14, 1999
----------------------     Director

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                       YEARS ENDED MARCH 31, 1999 AND 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Prologic Management Systems, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Prologic Management Systems, Inc. and subsidiaries (the "Company") as of March 31, 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologic Management Systems, Inc. and subsidiaries as of March 31, 1999, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from its operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                               (s) BDO SEIDMAN, LLP

Los Angeles, California
June 4, 1999, except for Notes 1 and 15, which are as of July 12, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Prologic Management Systems, Inc. and Subsidiaries

     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Prologic Management Systems, Inc. an Arizona corporation, and subsidiaries (the "Company") for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Prologic Management Systems, Inc. and subsidiaries for the year ended March 31,1998 in conformity with generally accepted accounting principles.

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




                                                 (s) Arthur Andersen, LLP

Phoenix, Arizona
August 14, 1998

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

March 31,                                                                          1999
-------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash                                                                         $   128,162
   Restricted cash (Note 2)                                                         300,000
   Accounts receivable, less allowance for doubtful accounts of $245,688
     Receivables include $236,007 of accounts under an assignment of proceeds
        agreement (Note 1)                                                        2,628,176
   Inventory                                                                        516,937
   Prepaid expenses                                                                   4,265
-------------------------------------------------------------------------------------------

Total current assets                                                              3,577,540

Property and equipment, net (Note 4)                                                492,001
Goodwill, net                                                                     1,028,162
Other assets                                                                         83,420
-------------------------------------------------------------------------------------------

                                                                                $ 5,181,123
===========================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Short-term debt and notes payable (Note 7)                                   $   349,136
   Notes payable - related parties (Note 13)                                        100,400
   Accounts payable (Note 1)                                                      3,572,170
   Accrued expenses                                                                 733,950
   Deferred maintenance revenue                                                     120,891
-------------------------------------------------------------------------------------------

Total current liabilities                                                         4,876,547
-------------------------------------------------------------------------------------------

Long-term debt and notes payable, excluding current portion (Note 7)                533,217

Line of credit (Note 5)                                                           1,234,256
-------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 1, 5, 9, 12 and 14)

Stockholders' deficit (Notes 6, 7, 9, and 10)
   Series A cumulative convertible preferred stock, no par value, 750,000 shares authorized, 16,667 shares issued and outstanding, liquidation value
     of $6.00 of per share plus accrued dividends                                   100,000
   Series B cumulative convertible preferred stock, no par value, 100,000 shares authorized, 72,000 shares issued and outstanding, liquidation
     value of $10 per share plus accrued dividends                                  519,883
   Common stock, no par value, 10,000,000 shares authorized, 4,711,349 shares
       issued and outstanding                                                     8,692,637
   Warrants                                                                         694,230
   Accumulated deficit                                                          (11,469,647)
-------------------------------------------------------------------------------------------

Total stockholders' deficit                                                      (1,462,897)
-------------------------------------------------------------------------------------------

Total liabilities and stockholders' deficit                                     $ 5,181,123
===========================================================================================


          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,                                       1999            1998
-------------------------------------------------------------------------------------
Revenue:
   Hardware                                            $  11,419,616   $  15,594,791
   Professional services                                   3,607,572       3,193,676
   Software license                                        2,051,490       2,834,625
-------------------------------------------------------------------------------------

Total revenue                                             17,078,678      21,623,092
-------------------------------------------------------------------------------------

Cost of sales:
   Hardware                                                9,909,775      13,327,312
   Professional services                                   1,645,909       1,676,542
   Software license                                        1,451,124       2,312,829
-------------------------------------------------------------------------------------

Total cost of sales                                       13,006,808      17,316,683
-------------------------------------------------------------------------------------

Gross profit                                               4,071,870       4,306,409
-------------------------------------------------------------------------------------

Operating expenses:
   General and administrative                              4,399,541       3,404,225
   Selling and marketing                                   1,223,938       1,938,907
   Research and development                                   51,750         523,306
   Expenses associated with raising capital                        -         244,985
   Amortization of goodwill                                  244,500         244,500
-------------------------------------------------------------------------------------

Total operating expenses                                   5,919,729       6,355,923
-------------------------------------------------------------------------------------

Operating loss                                            (1,847,859)     (2,049,514)
-------------------------------------------------------------------------------------

Other expense:
   Interest expense                                          413,540         477,157
   Other (income) expense                                    (33,212)         84,267
-------------------------------------------------------------------------------------

Total other expense                                          380,328         561,424
-------------------------------------------------------------------------------------

Net loss                                                  (2,228,187)     (2,610,938)

Cumulative preferred stock dividend                          (83,033)        (12,657)
-------------------------------------------------------------------------------------

Net loss available to common stockholders              $  (2,311,220)  $  (2,623,595)
=====================================================================================

Loss per common share:
   Basic and diluted                                   $       (0.50)  $       (0.67)
=====================================================================================

Weighted average number of common shares:
   Basic and diluted                                       4,615,329       3,941,811
=====================================================================================

          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED MARCH 31, 1999 AND 1998

                                                   Series A                  Series B
                                            Cumulative Convertible    Cumulative Convertible
                                               Preferred Stock           Preferred Stock                 Common Stock
                                            -----------------------   -----------------------     -------------------------
                                             Shares       Amount         Shares      Amount         Shares         Amount
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, March 31, 1997                           --    $      --                                  3,674,895    $ 7,803,785
   Issuance of common stock in
     connection with issuance of a note           --           --                                     96,000        103,262
   Issuance of common stock in
     connection with conversion of notes          --           --                                    416,000        260,000
   Issuance of common stock upon
     exercise of warrants                         --           --                                     50,000         20,000
   Issuance of common stock to
     management and employees                     --           --                                    243,080        242,972
   Reacquisition of stock issued in error         --           --                                     (1,251)        (5,004)
   Issuance of warrants in connection
     with convertible subordinated notes          --           --                                         --
   Issuance of warrants for professional
     services                                     --           --                                         --
   Issuance of Series A cumulative
     convertible preferred stock              41,667      250,000                                         --
   Issuance of stock options                      --           --                                         --         68,255
   Series A cumulative convertible
     preferred stock dividends                    --           --                                         --
   Net loss                                       --           --                                         --
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 1998                       41,667      250,000            --             --     4,478,724      8,493,270
   Issuance of preferred stock in
     connection with conversion of a note                                72,000        519,883
   Common stock issued in accordance
     with provisions of a note payable                                                               120,000         36,198
   Issuance of warrant in connection
     with services to raise capital
   Conversion of preferred stock to
     common stock                            (25,000)    (150,000)                                    75,000        150,000
   Issuance of common stock in
     connection with conversion of a note                                                             32,000         11,200
   Issuance of common stock in
     connection with conversion of a note                                                              5,625          1,969
   Net loss                                                                                               --             --
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, March 31, 1999                       16,667    $ 100,000        72,000    $   519,883     4,711,349    $ 8,692,637
===============================================================================================================================


                                                                                Total
                                                                            Stockholders'
                                                            Accumulated        Equity
                                                Warrants      Deficit         (Deficit)
-----------------------------------------------------------------------------------------
BALANCE, March 31, 1997                          235,170     $(6,617,865)    $ 1,421,090
   Issuance of common stock in
     connection with issuance of a note               --              --         103,262
   Issuance of common stock in
     connection with conversion of notes              --              --         260,000
   Issuance of common stock upon
     exercise of warrants                        (20,000)             --              --
   Issuance of common stock to
     management and employees                         --              --         242,972
   Reacquisition of stock issued in error             --              --          (5,004)
   Issuance of warrants in connection
     with convertible subordinated notes          257,292             --         257,292
   Issuance of warrants for professional
     services                                     109,591             --         109,591
   Issuance of Series A cumulative
     convertible preferred stock                       --             --         250,000
   Issuance of stock options                           --             --          68,255
   Series A cumulative convertible
     preferred stock dividends                         --        (12,657)        (12,657)
   Net loss                                            --     (2,610,938)     (2,610,938)
-----------------------------------------------------------------------------------------

BALANCE, March 31, 1998                           582,053     (9,241,460)         83,863
   Issuance of preferred stock in
     connection with conversion of a note                                        519,883
   Common stock issued in accordance
     with provisions of a note payable                                            36,198
   Issuance of warrant in connection
     with services to raise capital               112,177                        112,177
   Conversion of preferred stock to
     common stock                                                                     --
   Issuance of common stock in
     connection with conversion of a note                                         11,200
   Issuance of common stock in
     connection with conversion of a note                                          1,969
   Net loss                                            --     (2,228,187)     (2,228,187)
-----------------------------------------------------------------------------------------
BALANCE, March 31, 1999                         $ 694,230   $(11,469,647)    $(1,462,897)
=========================================================================================

          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH

Years ended March 31,                                                            1999           1998
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                  $(2,228,187)   $(2,610,938)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                               412,029        446,439
     Issuance of common stock for interest incurred                               38,167         62,968
     Issuance of warrants for services and interest incurred                     112,177        366,883
     Issuance of stock options                                                        --         68,255
     Non-cash interest expense                                                        --        103,262
     Change in assets and liabilities, net of effect of business acquired:
       Accounts receivable                                                       777,427       (709,159)
       Inventory                                                                (296,286)        72,827
       Prepaid expenses                                                           95,327         (8,562)
       Other assets                                                              (49,776)      (121,316)
       Accounts payable                                                          986,368       (111,549)
       Accrued expenses                                                          126,889        254,402
       Deferred maintenance revenue                                             (112,150)       118,408
--------------------------------------------------------------------------------------------------------
Total adjustments                                                              2,090,172        542,858
--------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (138,015)    (2,068,080)
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of equipment                                                        (146,454)      (172,893)
   Decrease in notes receivable                                                       --         58,333
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (146,454)      (114,560)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Decrease in restricted cash                                                        --        700,000
   Net change in line of credit                                                  237,521        135,415
   Issuance of long-term debt and notes payable                                       --        304,311
   Repayment of long-term debt and notes payable                                      --        (95,439)
   Issuance of notes payable - related parties                                        --        341,000
   Payments of notes payable - related parties                                        --       (255,000)
   Issuance of Series A cumulative convertible preferred stock                        --        250,000
   Issuance of common stock                                                           --        175,000
   Cash paid for dividends                                                            --        (12,657)
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        237,521      1,542,630
--------------------------------------------------------------------------------------------------------
Net (decrease) in cash                                                           (46,948)      (640,010)

Cash, beginning of year                                                          175,110        815,120
--------------------------------------------------------------------------------------------------------
Cash, end of year                                                            $   128,162    $   175,110
========================================================================================================
Supplemental statement of cash flow information:
   Cash paid during the year for interest                                    $   152,731    $   464,506
========================================================================================================
   Noncash financing and investing activities:
     Conversion of convertible subordinated notes to Series A cumulative
       convertible preferred stock                                                    --        100,000
     Conversion of preferred Series A stock to common stock                      150,000             --
     Conversion of convertible subordinated notes to Series B cumulative
       convertible preferred stock                                               519,883             --
     Conversion of notes payable to common stock                                      --        160,000
     Reclassification of costs associated with Series B preferred stock          200,116             --
     Conversion of debt and interest to common stock                              11,200             --
========================================================================================================

          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY AND ITS OPERATIONS

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

The Company has historically generated the majority of its revenue from the resale of hardware and software products produced by third parties, primarily Sun Microsystems, Inc. (Sun). Sales of Sun products accounted for approximately 68% and 65%, of total revenue for the years ended March 31, 1999 and 1998, and represented approximately 90% of hardware revenue for the same periods. The BASIS and GRSI reseller agreements with Sun can be canceled by either party upon 30 days notice. The Company anticipates that the reseller agreements will continue indefinitely. The Company is contractually required to purchase all Sun products from a designated distributor (supplier) of Sun products. The Company's supplier offers credit terms and financing arrangements whereby accounts receivable from the sales of certain Sun products are assigned to the supplier, to whom customers are directed to send payment. At March 31, 1999, the Company owed approximately $1,848,477 to its supplier, of which $236,007 represented accounts receivable assigned to its supplier. Additionally, at March 31, 1999, the supplier had extended credit of $250,000 and $350,000 to GRSI and BASIS. Subsequent to March 31, 1999, the Company exceeded its credit limit with its supplier. Management is currently pursuing options available for increasing the credit limit and financing purchases with other sources. Although this relationship and the stated credit limit have not caused delays in meeting customer shipments, management believes that because of the trends in the Company's operating results and the current low credit limit, its ability to meet customer demands could be effected.

As of March 31, 1998, the Company's common stock and warrants were listed on the Nasdaq SmallCap Market. On June 8, 1998, the Company was informed by Nasdaq that it failed to meet the minimum net tangible assets requirement and the minimum bid price criteria for continued listing on the Nasdaq SmallCap Market and therefore, its securities would be delisted. On August 7, 1998, the Company notified Nasdaq that it will not pursue its right to appeal the decision by Nasdaq to delist the Company's securities. The Company's securities were delisted from the Nasdaq stock market effective with the close of business on August 7, 1998. The delisting of the Company's securities could significantly impair the Company's ability to obtain additional financing.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and has negative cash flow from operations and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with regard to these matters are described below. In addition, the Company's ability to obtain additional financing may be impaired due to the delisting of its securities from the Nasdaq SmallCap Market.

MANAGEMENT PLANS

The Company intends to manage its short-term liquidity through extending payments to vendors, engaging additional investors and creditors, and negotiating an increased credit limit with its primary supplier. The Company believes its investment to build the infrastructure to expand the delivery of professional services and a recently implemented sales and marketing effort directed at selling these services to its customers

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY AND ITS OPERATIONS

MANAGEMENT PLANS (CONTINUED)

will significantly improve its operating results. The Company believes that a shift in revenue mix will result in a more favorable gross profit margin, reduce borrowing requirements, and produce a higher net margin as professional services become a larger percentage of total revenue. There can be no assurance, however, that the Company will be able to successfully complete a shift in revenue mix or that the transition will result in higher gross or net margins.

Subsequent to March 31, 1999, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Sunburst Acquisitions IV, Inc., a Colorado corporation ("Sunburst"). The terms of the SPMA require that Sunburst purchase up to 5,280,763 shares of common stock of the Company for $3,000,000.00 pursuant to a Regulation D Exemption under the United States Securities Act of 1933, as amended. The investment by Sunburst is to be staged in two parts. The first stage ("Tranche 1") purchases 3,459,972 shares at $0.2890 per share, for a total of $1,000,000. The second stage ("Tranche 2") purchases up to 1,820,791 shares at $1.0984 per share, for a total of $2,000,000. The proceeds from Tranche 1 shall be used by the Company primarily as working capital and were funded upon the execution of the SPMA. The proceeds from Tranche 2 are intended to be used by the Company to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and funded essentially simultaneously with the closing of the Tranche 2 Acquisition. The Company anticipates releasing a more detailed description of the agreement in a subsequent filing.

Further, on the earlier of the closing of the Tranche 2 Acquisition or September 30, 1999, it is intended that the Company initiate the process, subject to shareholder approval, to be merged with and into Sunburst or a subsidiary of Sunburst organized for that purpose. As a condition to closing of the merger, Sunburst is obligated to have a binding commitment from other investors, satisfactory to the Company in form and substance, to purchase from Sunburst or the surviving entity 890,287 shares of common stock at $2.246 per share, for a total of $2,000,000 ("Tranche 3"). The proceeds from this financing are also intended to facilitate an additional acquisition(s). All outstanding shares of common stock, preferred stock, and warrants and options to acquire Company stock that are not exercised prior to the merger will be automatically converted into an option or right to purchase a like number of shares from Sunburst or the surviving entity. On the effective date of the merger, the name of the surviving entity will be changed.

The three investment stages in the SPMA would potentially provide the Company with the equivalent of $5,000,000 in capital infusion. The acquisitions, which are conditions to closing the future financing stages, will be consistent with the Company's strategic business plan. With the capital resources available to properly manage them, the acquisition of two or more profitable companies should significantly expand the Company's revenues and enhance earnings. The resulting increase in internally generated cash flows should greatly reduce the Company's dependence upon outside capital sources. Additionally, the Company would expect to be the beneficiary of, through acquisitions, qualified executive management, technical and sales personnel, as well as new product and service offerings.

In addition, the Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, that the terms or conditions would be acceptable to the Company.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY AND ITS OPERATIONS

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECLASSIFICATIONS

Certain amounts in 1998 were reclassified to conform with 1999 financial statement presentation.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the vendor to the end user, or when shipped from the Company, whichever is appropriate. Revenue is recognized on sales of third-party maintenance agreements upon receipt of the billing invoice from the vendor at which time the Company retains no further obligation to the customer or vendor. Revenue from professional services is recognized upon substantial completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts.

RESTRICTED CASH

Restricted cash consists of a certificate of deposit that secures the Company's revolving line of credit, which bears interest at prime minus 3.0%.

INVENTORY

Inventory consists primarily of third-party computer hardware and third-party software products, which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets which is generally five years. Depreciation expense was approximately $168,000 and $208,000 in 1999 and 1998.

PRODUCT DEVELOPMENT

Under Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. In addition, the Company has and plans to continue to purchase software from third parties. Purchased software is also accounted for in accordance with SFAS No. 86. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial, and therefore no internal software development costs have been capitalized by the Company in fiscal 1999 and fiscal 1998.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- SUMMARY OF SIGNIFICANT

ACCOUNTING POLICIES (CONTINUED)

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

GOODWILL

Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense for the years ended March 31, 1999 and 1998 totaled $244,500 and $244,500, respectively.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of accounts receivable. The Company does not require collateral upon delivery of its products or services. At March 31, 1999 receivables from one customer accounted for 11.6% of total accounts receivable.

INCOME TAXES

The Company has adopted the provisions of SFAS No. 109, Accounting for Income Taxes, which, among other things provides for the establishment of deferred income taxes for temporary differences between the financial and income tax basis of reporting.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. The Company did not have any items of other comprehensive income.

EARNINGS PER SHARE

On March 3, 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity.

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the years ended March 31, 1999 and 1998, is as follows:

Years ended March 31,                                 1999              1998
--------------------------------------------------------------------------------
Loss per share - Basic and diluted:
  Net loss available to common shareholders      $(2,311,220)       $(2,623,595)
  Weighted average number of common shares         4,615,329          3,941,811
--------------------------------------------------------------------------------

Loss per common share - Basic and diluted        $     (0.50)       $     (0.67)
================================================================================

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -- ACQUISITIONS

In September 1995, the Company completed the acquisition of GRSI, a systems integration company based in St. Paul, Minnesota. All of the outstanding common stock of GRSI was acquired for 100,000 shares of common stock of the Company valued at $40,000, the issuance of a promissory note in the amount of $150,000 and $100,000 of cash. The acquisition was accounted for as a purchase and accordingly, the aggregate purchase price of $290,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Cost in excess of net assets acquired of $259,746 was recorded as goodwill.

In August 1996, the Company completed the acquisition of BASIS, a systems integration company located in the San Francisco Bay Area. All of the outstanding stock of BASIS was acquired for 337,325 shares of common stock of the Company valued at $1,400,000 and $500,000 in cash. The acquisition was accounted for as a purchase and accordingly the aggregate purchase price of $2,231,533 was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the acquisition. Cost in excess of net assets acquired of $1,459,661 was recorded as goodwill.

NOTE 4 -- PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 1999, consists of the following:

                                                              Amount
 --------------------------------------------------------------------------
 Furniture and leasehold improvements                     $     350,027
 Equipment and software                                       1,187,634
 --------------------------------------------------------------------------

                                                              1,537,661
 Less accumulated depreciation                                1,045,660
 --------------------------------------------------------------------------

 Net property and equipment                               $     492,001
 ==========================================================================

NOTE 5 -- LINE OF CREDIT

In March 1998, BASIS and GRSI obtained a line of credit in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 2) and equipment loans in the first year (maximum equipment loan is $250,000). This line of credit is secured by substantially all of BASIS and GRSI's assets. As of March 31, 1999, borrowings under this line of credit were $1,234,256, with additional availability of approximately $925,011.

The line of credit bears monthly interest at the highest prime rate in effect during each month (7.75% during March 1999) plus 1.75% per annum for the portion of the loan related to accounts receivable and prime plus 2.25% per annum for the portion related to equipment purchases subject to a minimum charge in any month of not less than 9% per annum. Interest is based on a minimum daily loan balance of $1,000,000. The line matures on March 31, 2001.

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

The line of credit agreement requires that BASIS and GRSI maintain a combined minimum net worth of $750,000. At March 31, 1999, BASIS and & GRSI were in compliance with this covenant.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- LINE OF CREDIT (CONTINUED)

The Company also maintained a $2,200,000 line of credit facility for the financing of accounts receivable and inventory with a financial institution for its BASIS subsidiary. The line of credit was paid off in March 1998 and was not renewed.

NOTE 6 -- CONVERTIBLE SUBORDINATED NOTES

In November 1996, the Company borrowed $820,000 in a private offering of 10% convertible subordinated notes. On September 29, 1997, the Company renegotiated the conversion terms with the holders of $720,000 of the notes. The revised terms assign a fixed conversion price of $3.75 per share, which was $2.63 in excess of the market price of the Company's common stock on the date of the revision. In addition, the noteholders were granted warrants to purchase a total of 252,000 shares of the Company's common stock at a price of $2.00 per share. The warrants were valued at approximately $257,000 ($1.02 per share) and have been recorded in the accompanying financial statements as additional debt issuance costs (other assets) and are amortized over the remaining term of the notes. The warrants expire on December 31, 2001.

During December 1997, $100,000 of notes were converted into 160,000 shares of the Company's common stock based on the fair market value of the stock on the date of the conversion. During the year-ended March 31, 1999, the remaining noteholders converted $720,000 of notes into 72,000 shares of Series B convertible preferred stock and warrants to purchase a total of 72,000 shares of the Company's common stock which are exercisable at $1.00 per share, which was the fair market value of the stock at the date of their issuance. The fair value of $61,920 related to these warrants was charged to interest expense during fiscal 1999. The remaining debt issue costs have been netted against the Series B cumulative preferred stock. The warrants expire on March 31, 2001.

NOTE 7 -- SHORT-TERM DEBT AND NOTES PAYABLE

Short-term debt and notes payable at March 31, 1999 are as follows:

                                                                                      Amount
 --------------------------------------------------------------------------------------------------
 Notes payable, interest at 2% per month, secured by various equipment, originally due on March 31, 1998, since extended on a month-to-month basis
   with an option to exchange for common stock.                                   $     150,000

 Minimum royalty payable of $250,000, with imputed interest at 10%, payments due in annual installments of $25,000 through June 30, 2000 and the remaining principal and interest due December 31, 2000; secured by purchased
   software.                                                                            194,156

 Note payable, interest at 8.5%, unsecured, principal and interest due monthly
   through March 31, 2004.                                                              126,499

 Bridge note payable, interest at 2% per month, originally due in October 1997, extended on a month-to-month basis, unsecured.  In return for the extensions, the Company issues 10,000 shares of its common stock to the lender for each month the note is extended, and the value of these shares
   are charged to interest expense each month the note is extended.                     100,000

 Note payable, interest at prime less 3.0%, due on the earlier of the termination of the line of credit or March 28, 2001, secured by restricted
   cash (Note 2).                                                                       300,000

 Other                                                                                   11,698
 --------------------------------------------------------------------------------------------------

 Total short-term debt and long-term debt                                               882,353

 Less current portion of long-term debt and  notes payable                              349,136
 --------------------------------------------------------------------------------------------------

 Long-term debt and notes payable, excluding current portion                      $     533,217
 ==================================================================================================

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -- SHORT-TERM DEBT AND NOTES PAYABLE (CONTINUED)

During fiscal 1999, notes totaling $45,000 were paid. Notes totaling $10,000 in principal and $1,200 in interest were exchanged for common stock. Notes in the principal balance of $150,000 were extended on a month to month basis.

In January 1996, the Company purchased SYMRP Scheduler and SYMFLO Database from Symmetrix, Inc. (Symmetrix), a Massachusetts-based consulting firm. The consideration included a $50,000 cash payment, a $150,000 promissory note bearing interest at 10%, on which the final payment was made in fiscal 1998, and a minimum royalty payment of $250,000. Each June the Company pays an annual installment of $25,000 toward this minimum royalty. The Company was delinquent on a $17,500 payment due March 31, 1999 under the minimum royalty agreement described above. Symmetrix holds a security interest in the above software as well as reversion rights in this technology.

A summary of long-term debt and notes payable installments after March 31, 1999 is as follows:

 March 31,                                                           Amount
 -------------------------------------------------------------------------------
 2000                                                            $     349,136
 2001                                                                   43,245
 2002                                                                  144,857
 2003                                                                   21,613
 2004                                                                  323,502
 -------------------------------------------------------------------------------

                                                                 $     882,353
 ===============================================================================

NOTE 8 -- INCOME TAXES

Net deferred tax assets of approximately $4,575,000 have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

A reconciliation of the difference between the provision for income taxes and the amount that would be computed using statutory federal income tax rates is as follows:

 Years ended March 31,                                                                 1999            1998
 ---------------------------------------------------------------------------------------------------------------
 Benefit computed at federal rate of 34%                                           $  (747,000)   $   (839,000)
 State income tax benefit, net of federal benefit                                     (176,000)       (148,000)
 Increase in valuation allowance related to net operating loss carryforward            923,000         987,000
 ---------------------------------------------------------------------------------------------------------------

 Benefit for income taxes                                                          $         -    $          -
 ===============================================================================================================

A detail of the net deferred tax asset is as follows:

 Years ended March 31,                                                                 1999           1998
 ---------------------------------------------------------------------------------------------------------------
 Deferred tax assets:
   Net operating loss carryforward                                                 $ 4,384,000    $  3,485,000
   Allowance for doubtful accounts                                                      98,000          61,000
   Deferred maintenance revenue                                                         48,000          93,000
   Amortization of goodwill                                                             40,000          40,000
   Other accruals                                                                        5,000           5,000
 ---------------------------------------------------------------------------------------------------------------

 Total deferred tax assets                                                           4,575,000       3,684,000

 Less valuation allowance                                                           (4,575,000)     (3,684,000)
 ---------------------------------------------------------------------------------------------------------------

 Net deferred tax assets                                                           $         -    $          -
 ===============================================================================================================

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -- INCOME TAXES (CONTINUED)

Utilization of the net operating loss carryforward may be significantly limited or eliminated as a result of change in ownership as defined in Section 382 of the internal revenue code. The Company has a net operating loss carryforward approximating $11.2 million for federal income tax purposes which expires in varying amounts from 2000 through 2019. Approximately $400,000 of the net operating loss carryforward expires in fiscal 2000.

NOTE 9 -- CAPITAL STOCK

COMMON STOCK

In fiscal 1999, holders of notes totaling $10,000 in principal and $1,200 in interest converted these notes to 32,000 shares of common stock at $.35 per share, as provided for in the conversion agreement (see Note 7).

In fiscal 1999, the Company issued 120,000 shares of common stock valued at the market price on the dates of issuance, totaling $36,198, in connection with month-to-month extensions on a $100,000 bridge note payable (see Note 7). The terms of the bridge note extension require the Company to issue 10,000 additional shares of common stock to the lender for each month the note is extended. The fair value of these shares was charged to interest expense.

In fiscal 1999, holders of Series A preferred stock converted 25,000 shares of stock, totaling $150,000, into 75,000 shares of common stock, and warrants to purchase an additional 75,000 shares of common stock at $2.00 per share as provided in the offering agreement.

In fiscal 1999, the Company issued 5,625 shares of common stock, totaling $1,969, to certain individuals as compensation in accordance to terms of their agreements.

In fiscal 1998, the Company issued 96,000 shares of common stock valued at the market price on the dates of issuance, totaling $103,262, in connection with month-to-month extensions on a $100,000 bridge note payable. The terms of the bridge note extension require the Company to issue 10,000 additional shares of common stock to the lender and the value of these shares are charged to interest expense for each month the note is extended.

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

COMMON STOCK WARRANTS

During fiscal 1999, the Company issued warrants for the purchase of 141,000 shares of common stock to financial advisory companies at varying exercise prices ranging from $1.00 to $3.00 per share, expiring from February 2000 to November 2002. The agreements provide for the issuance of warrants for the purchase of up to an additional 50,000 shares of the Company's common stock, dependent upon the continuation of the agreements which are cancelable by either party without penalty. The warrants were valued at $50,256, based on the fair value on the date of issuance and have been recorded as general and administrative expense in the accompanying financial statements.

In fiscal 1999, the Company issued 72,000 warrants in connection with the conversion of the $720,000 note (see Note 6). The value of the warrants was determined at the date of the conversion of the note, based on the fair market value. The remaining debt issue costs have since been written off against the preferred Series B stock.

In fiscal 1999 the Company issued 75,000 warrants in connection with the conversion of the Series A preferred stock, as discussed above in Note 9.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -- CAPITAL STOCK (CONTINUED)

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

From June 1997 to December 1997, the Company offered shares of 8% Series A Cumulative Convertible Preferred Stock (Series A Preferred) to non-U.S. persons at an offering price of $6.00 per share. During this period, 46,667 shares were sold in exchange for $250,000. Proceeds were utilized primarily for working capital needs.

The Series A Preferred provides for the payment of dividends at the rate of 8%, payable quarterly beginning March 31, 1998 to be paid in cash or shares of common stock at a stated price of $2.00 per share, at the discretion of the Company's Board of Directors. Cumulative unpaid dividends totaled approximately $11,033 at March 31, 1999. Holders of Series A Preferred have liquidation preference over holders of common stock and receive $6.00 per share plus accrued dividends, in the event of liquidation.

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

SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

In March 1998, the Company authorized 100,000 shares of 10% Series B Cumulative Convertible Preferred Stock (Series B Preferred). The Series B Preferred provides for the payment of dividends at the rate of 10% payable semi-annually beginning October 31, 1998, to be paid in cash or shares of common stock, subject to provisions in the agreement. Cumulative unpaid dividends totaled approximately $72,000 at March 31, 1999.

Series B Preferred may be converted to fully-paid and nonassessable shares of common stock at the option of the shareholder. The number of shares of common stock to be received is obtained by multiplying the Applicable Conversion Rate ($2.67 at March 31, 1999) by the number of shares of Preferred Stock, subject to adjustment.

The Company may redeem Series B Preferred at the stated value plus accrued dividends with at least 20 days notice to the shareholders and may not reissue any shares repurchased.

In the event of liquidation, Series B Preferred shareholders will receive $10 per share plus accrued dividends. Holders of Series B have liquidation preference over holders of common stock.

In June 1998, holders of $720,000 of convertible notes converted their notes into 72,000 shares of Series B Preferred and warrants to purchase 72,000 shares of common stock (see Note 6). The warrants are exercisable at $1 per share and expire March 31, 2001, which was the fair market value of the warrants at the date of their issuance.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -- STOCK OPTION PLAN

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

The following table summarizes the activity under the Company's stock option plan:

                                                                           Year Ended March 31,
                                                        ----------------------------------------------------------
                                                                  1999                            1998
                                                        --------------------------     ---------------------------
                                                        Number of       Price           Number of       Price
                                                          Shares        Per Share        Shares         Per Share
 -----------------------------------------------------------------------------------------------------------------
 Options outstanding, beginning of year                    460,363    $      1.68          122,750    $      3.93
   Granted                                                  54,500            .50          356,363           1.05
   Canceled/expired                                        163,613           1.00           18,750           1.88
   Exercised                                                     -              -                -              -
 -----------------------------------------------------------------------------------------------------------------

 Options outstanding, end of year                          351,250    $      1.81          460,363    $      1.68
 =================================================================================================================

 Options exercisable, end of year                          252,292           1.02          143,750    $      2.35
 =================================================================================================================

 Options available for grant                               148,750                          39,637
 =================================================================================================================

 Weighted average fair value of options granted                       $       .08                     $       .99
 =================================================================================================================

Options outstanding and exercisable by price range as of March 31, 1999 are as follows:

                                           Weighted
                                           Average        Weighted                     Weighted
                                          Remaining       Average                      Average
                             Options      Contractual     Exercise       Options       Exercise
Range of Exercise Prices   Outstanding       Life          Price       Exercisable      Price
------------------------------------------------------------------------------------------------
$.50 - $4.00                 351,250      3.72 years       $1.81         252,292        $1.02
================================================================================================

In November 1997, management repriced 51,000 stock options with exercise prices in excess of $2.00, previously granted to employees, to $1.00 per share.

In June 1998, the Board authorized the repricing of 100,000 stock options with exercise prices in excess of $3.88, previously granted to management under employment contracts, to $1.00 per share. The effect of these repricings are reflected in the summary tables above.

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

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -- STOCK OPTION PLAN (CONTINUED)

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (CONTINUED)

The Company has elected to account for its stock-based compensation plans under APB No. 25 and has therefore recognized $68,255 in fiscal 1998 of compensation expense in the accompanying consolidated financial statements for stock-based employee awards granted at an option price less than the fair value of the Company's common stock on the date of grant. Additionally, the Company has computed for pro forma disclosure purposes the value of all options granted during 1999 and 1998, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            1999               1998
                                           Options            Options
 -------------------------------------------------------------------------
 Risk free interest rate                   5.14 - 5.46%       5.8-6.8%
 Expected dividend yield                             -               -
 Expected lives                                5 years         5 years
 Expected volatility                               532%         127.7%

The total value of options granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period:

                                                             Amount
 -------------------------------------------------------------------------
 Year ended March 31, 1999                               $       3,756
 Year ended March 31, 1998                               $     348,552

If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net loss and loss per common and common share equivalent would have been as follows:

 Years ended March 31,                               1999            1998
 -------------------------------------------------------------------------------
 Net loss:
   As reported                                   $ (2,311,220)   $ (2,623,595)
   Pro forma                                       (2,491,734)     (2,782,069)

 Loss per common share - basic and diluted:
   As reported                                          (0.50)          (0.67)
   Pro forma                                            (0.54)          (0.71)

The effects of applying SFAS No. 123 for providing pro forma disclosures for 1999 and 1998 are not likely to be representative of the effects on reported net loss and loss per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

NOTE 11 -- SIGNIFICANT CUSTOMERS

The Company derives a significant portion of its total revenue from relatively few customers. The Company's five largest customers accounted for 31% and 38% of total revenue for the years ended March 31, 1999 and 1998. In 1999 and 1998, revenue from one customer was 13% and 15% of total revenue.

The Company anticipates that customers that represent more than 10% of total revenue will vary from period to period depending on the placement of orders by a particular customer or customers in any given period.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -- 401(k) PLAN

The Company has a 401(k) plan for the benefit of its employees. Under the plan, eligible employees can contribute up to 15% of their compensation or a maximum of $10,000 in both 1999 and 1998. The Company may also make discretionary contributions to the plan in amounts determined by management. Participants immediately vest in both their personal contributions and in the Company's contributions. The Company contributed immaterial amounts to the plan for the years ended March 31, 1999 and 1998.

NOTE 13 -- RELATED PARTY TRANSACTIONS

The Company leases its Tucson facility from HFG Properties, Ltd., (HFG), a limited partnership of which the Company's President and Chief Executive Officer is a partner. Additionally, the Company had notes payable with related parties of approximately $100,400 at March 31, 1999. Of these notes, approximately $14,000 was due at March 31, 1998, which was extended to March 31, 1999. The effective interest rate is approximately 6.0%.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

In February 1996, the Company executed a lease agreement with HFG Properties, Ltd. (HFG), a limited partnership in which the Company's President and Chief Executive Officer is a limited partner. The terms of the lease are from July 1996 through June 2001. Rent expense under this operating lease was $96,255 and $78,000 in fiscal 1999 and 1998, respectively. Accrued rent at March 31, 1999 included $53,052 due HFG. During fiscal 1998, two employees of the Company paid rent on behalf of the Company totaling $66,330. In return, the Company issued a total of 66,330 shares of common stock, valued at $66,330, to the employees.
At March 31, 1999, the Company had approximately $33,000 in deposits with HFG.

The Company leases office, manufacturing and storage space, and equipment under noncancelable operating lease agreements expiring through March 2002. These leases contain renewal options, and the Company is responsible for certain executory costs, including insurance and utilities. The Company's President has also personally guaranteed amounts pertaining to certain operating leases. Future minimum lease payments under operating leases that have remaining noncancelable lease terms in excess of one year at March 31, 1999 are as follows:

 For the years ending March 31,                                  Amount
 --------------------------------------------------------------------------
      2000                                                    $ 315,250
      2001                                                      205,589
      2002                                                      176,529
      2003                                                      149,308
      Thereafter                                                 34,295
 --------------------------------------------------------------------------

                                                              $ 880,971
 ==========================================================================

NOTE 15 -- SUBSEQUENT EVENTS

During July 1999, the Company received a subscription for 3,459,973 shares of common stock for gross proceeds of $1 million as part of the Stock Purchase and Merger Agreement, which is more fully described in Note 1. The Company will incur costs related to this placement of approximately $140,000. Upon completion of the merger, the carrying value of the Company's assets may be revised to reflect purchase accounting.


                                  EXHIBIT INDEX

         Exhibit Number       Document
         --------------       --------
         3.1                  Articles of Incorporation by the Company*
         3.2                  Bylaws of the Company*
         3.3                  Articles of Incorporation of Great River Systems, Inc.*
         3.4                  Bylaws of GRSI*
         4.1                  Form of Warrant Agency Agreement by and between
                              Prologic Management Systems, Inc. and American
                              Stock Transfer & Trust Company, with form of
                              redeemable warrant*
         4.2                  Specimen of Common Stock Certificate*
         4.3                  Specimen Redeemable Common Stock Purchase
                              Warrant Certificate*
         4.4                  [Form of] Representative's Warrant*
         10.15                1994 Stock Option Plan, Form of Incentive
                              Agreement*
         10.17                Employment Agreement of James M. Heim*
         10.19                Form of Lock-Up Agreement of Shareholders*
         10.20                Form of Stock Purchase Agreement, Promissory
                              Note and Escrow Agreement for July 31, 1994
                              issuance of Common Stock*
         10.28                Office Lease with HFG Properties***
         10.29                Coast Business Credit Loan and Security Agreement
         10.30                SYMRP Purchase Agreement*
         10.31                Agreement and Plan of Reorganization dated as of
                              June 1, 1996 among Prologic Management Systems,
                              Inc., BASIS, Inc., BASIS Acquisition Corp. and
                              certain Principal Shareholders of BASIS, Inc.**
         11.1                 Earnings per Share Calculation
         21                   Subsidiaries
         23.1                 Consent of Independent Certified Public
                              Accountants, BDO Seidman LLP
         27                   Financial Data Schedule

* Incorporated by reference to the corresponding exhibit number in the Company's Registration Statement on Form SB-2 (Commission file no. 33-89384-LA).

** Incorporated by reference to the corresponding exhibit number in the Company's Form 8-K filed on August 23, 1996.

*** Incorporated by reference to the corresponding exhibit number in the Company's Form 10-KSB filed on July 1, 1996.