Form 10QSB
period 1999-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1999-08-16
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /


Number of shares of common stock outstanding on June 30, 1999 was 4,741,349.


Transitional Small Business Disclosure Format:
                                Yes / / ; No /X/.

                        Prologic Management Systems, Inc.
                                      Index


                                                                                               Page
                                                                                               ----
Part I.                    FINANCIAL INFORMATION                                                 3

Item 1.                    Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets at June 30, 1999
                           and March 31, 1999                                                    3

                           Condensed Consolidated Statements of Operations
                           for the Three Months Ended June 30, 1999 and June 30, 1998            4

                           Condensed Consolidated Statements of Cash Flows
                           for the Three Months Ended June 30, 1999 and June 30, 1998            5

                           Notes to Condensed Consolidated Financial Statements                  6

Item 2.                    Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                         7


Part II.                   OTHER INFORMATION                                                     11

Item 1.                    Legal Proceedings                                                     11

Item 2.                    Changes in Securities                                                 12

Item 3.                    Defaults upon Senior Securities                                       12

Item 4.                    Submission of Matters to a Vote by Security Holders                   12

Item 5.                    Other Information                                                     12

Item 6.                    Exhibits and Reports on Form 8-K                                      12
                           Exhibit 11.1
                           Exhibit 27
                           Exhibit 10.17
SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30, 1999       MARCH 31, 1999
                                                                             -------------       --------------
Assets                                                                        (unaudited)
Current assets:
      Cash                                                                    $    304,112        $    128,162
      Restricted cash                                                              300,000             300,000
      Accounts receivable,less allowance for doubtful accounts of
        $245,688 at March 31, 1999 and June 30, 1999                             5,895,081           2,628,176
      Inventory                                                                     98,335             516,937
      Prepaid expense                                                              119,125               4,265
                                                                              ------------        ------------
Total current assets                                                             6,716,653           3,577,540

Property and equipment, net                                                        495,554             492,001
Goodwill, net                                                                      967,037           1,028,162
Other assets                                                                        33,024              83,420
                                                                              ------------        ------------
Total assets                                                                  $  8,212,269        $  5,181,123
                                                                              ============        ============

Liabilities and Stockholders' Deficit

Current liabilities
      Short term debt and notes payable                                       $    389,868        $    349,136
      Notes payable - related parties                                              100,400             100,400
      Accounts payable                                                           5,639,383           3,572,170
      Accrued expenses                                                             891,276             733,950
      Deferred revenue                                                             128,566             120,891
                                                                              ------------        ------------
Total current liabilities                                                        7,149,494           4,876,547

Long term debt and notes payable                                                   459,784             533,217
Line of credit                                                                   2,172,045           1,234,256

Stockholders' Deficit
      Series A cumulative convertible preferred stock, no par value,
        750,000 shares authorized, 16,667 shares issued and outstanding            100,000             100,000
      Series B cumulative convertible preferred stock, no par value,
         100,000 shares authorized, 72,000 shares issued and
         outstanding                                                               519,883             519,883
      Common stock, no par value, 10,000,000 shares authorized,
         4,741,349 shares issued and outstanding                                 8,700,137           8,692,637
      Warrants                                                                     694,230             694,230
      Accumulated deficit                                                      (11,583,303)        (11,469,647)
                                                                              ------------        ------------
Total stockholders' deficit                                                     (1,569,053)         (1,462,897)
                                                                              ------------        ------------
Total liabilities and stockholders' deficit                                   $  8,212,269        $  5,181,123
                                                                              ============        ============

See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED JUNE 30,
                                                     1999               1998
                                                  -----------        -----------
                                                  (unaudited)        (unaudited)
                   Net Sales
Hardware                                          $ 6,313,701        $ 3,332,919
Licenses                                            1,207,803            453,449
Services                                              673,003          1,584,075
                                                  -----------        -----------
                                                    8,194,508          5,370,443


Cost of Sales                                       6,646,080          3,958,387

                   Gross Profit                     1,548,427          1,412,055
Operating Expenses
       Selling and marketing                          327,736            338,617
       General and administrative                   1,219,750          1,200,968
       Research and development                             0             51,750
                                                  -----------        -----------
                   Total Operating Expenses         1,592,485          1,591,336

                   Operating Loss                     (44,058)          (179,280)

Interest Expense                                      (69,847)           (80,845)
Other income (expense)                                    250            (14,482)
                                                  -----------        -----------

Net loss                                             (113,655)          (274,608)

Cumulative Preferred Stock Dividend                   (20,222)           (47,934)
                                                  -----------        -----------
Net loss available to common stockholders         $  (133,877)       $  (322,542)
                                                  ===========        ===========

Loss per common share
       Basic and Diluted                                (0.03)             (0.07)

Weighted average shares of common stock
       Basic and Diluted                            4,721,349          4,492,024


See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       THREE MONTHS ENDED JUNE 30,
                                                                        1999               1998
                                                                     -----------        -----------
                                                                     (unaudited)        (unaudited)
Cash flows from operating activities:

       Net loss                                                      $  (113,655)       $  (322,542)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
               Depreciation and amortization                             105,670            111,594
               Issuance of warrants                                                          56,477
               Changes in:
                      Trade accounts receivable                       (3,266,905)          (709,440)
                      Accounts payable and accrued expenses            2,224,539          1,531,210
                      Other assets and liabilities                      (361,813)          (264,855)
                                                                     -----------        -----------
                             Total adjustments                          (574,883)           724,986
                                                                     -----------        -----------
                             Net cash from (used in) operating
                             activities                                 (688,537)           402,444
                                                                     -----------        -----------

Cash flows from investing activities

       Purchase of equipment                                             (48,081)           (67,087)
                                                                     -----------        -----------

                      Net cash used in investing activities              (48,081)           (67,087)

Cash flows from financing activities:
       Issuance of Debt - Line of Credit                                 937,789
       Issuance of common stock                                            7,500             17,500
       Repayment of debt                                                 (32,720)          (507,083)
                                                                     -----------        -----------

                      Net cash provided by (used in) financing
                      activities                                         912,569           (489,583)
Net cash increase (decrease) in cash and cash equivalents                175,950           (154,226)

Cash and cash equivalents, beginning of period                           128,162            175,110
                                                                     -----------        -----------

Cash and cash equivalents, end of period                             $   304,112        $    20,884
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

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1999. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.       Lines of Credit

         In March 1998, BASIS and GRSI obtained a line of credit in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 2) and equipment loans in the first year (maximum equipment loan is $250,000). This line of credit is secured by substantially all of BASIS and GRSI's assets. As of June 30, 1999, borrowings under this line of credit were $2,172,045.

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

         The line of credit agreement requires that BASIS and GRSI maintain a combined minimum net worth of $750,000. At June 30, 1999, BASIS and & GRSI were in compliance with this covenant.

3.       Goodwill

         Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense for the quarter ended June 30, 1999 totaled $61,125. Accumulated amortization totaled $751,595 at June 30, 1999.

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

4.       Property and Equipment

         Property and equipment as of June 30, 1999, consists of the following:

                                          June 30, 1999      March 31, 1999
Furniture and leasehold improvements       $   303,883        $   350,027
Equipment and software                       1,281,459          1,187,634
                                           -----------        -----------
                                             1,585,342          1,537,661
Less accumulated depreciation               (1,089,788)        (1,045,660)
                                           -----------        -----------
Net property and equipment                 $   495,554        $   492,001
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

RESULTS OF OPERATIONS

         Net Sales. Net sales for the first quarter of fiscal 2000 were $8,194,508 compared to the net sales of $5,370,443 for the first quarter of fiscal 1999, an increase of $2,824,065 or 52.6%. The sales increase was the result of a significant increase in sales of third party hardware and software licenses offset somewhat by a decrease in the sale of integration services. Sales of third party hardware for the period were $6,313,701 an increase of approximately 89.4% over sales for the same period one year ago of $3,332,919. Sales of software licenses, which included third party licenses as well as proprietary software, were $1,207,803 for the period reflecting an increase of $754,354 over sales of $453,449 for the first quarter of the previous fiscal year. Service sales decreased by 57.5% , dropping from $1,584,075 to $673,003. The increased hardware sales were the result of the restaffing and reorganization of the sales staff at Basis, which began during the fourth quarter of the previous fiscal year and continued into the first quarter of the current fiscal year. The new sales staff initially concentrated on sales of hardware and software, which historically leads to service requirements over time.

         Cost of Sales. Cost of sales was approximately $6,646,080, or 81.1% of total net sales, for the period ended June 30, 1999 versus approximately $3,958,387, or 73.7% of net sales, for the same period of the previous year. The increased total cost was due to the increased total sales as well as the change in sales mix as third party products, which carry a high cost, increased as a percentage of total net sales. Higher cost third party hardware sales increased as a percentage of total net sales, increasing from 62.1% of net sales for the first quarter of last year to 77.0% for the current fiscal year, while service sales, which historically carry a much lower cost of sales, decreased from 29.5% of total net sales to 8.2%. The Company expects to continue to see the margins of sales of third party products to decrease, the result of continued competition and pricing pressure in the computer market. The Company plans to offset the increased cost by increasing the sales of higher margin services related to the sale of third party hardware and software.

         Selling and Marketing. Selling and marketing expenses were $372,736 or 4.5% of net sales, for the three month period ended June 30, 1999, compared to $338,617, or 6.3% of net sales, for the same period of the previous fiscal year. The increase in selling and marketing expenses is due to the restaffing and reorganization of the sales staff at the Basis subsidiary. The Company expects selling and marketing expenses to continue to increase as sales continue to grow.

         General and Administrative. General and administrative expenses increased from $1,200,968, or 22.4% of net sales, for the first quarter of the previous fiscal year to $1,219,750, or 14.9% of net sales, for the first quarter of the current fiscal year. The increase was in part the result of continued consolidation efforts by the Company in the accounting and administrative areas. The Company expects to reduce administrative expense as the planned consolidations continue.

         Research and Development. During the period ended June 30, 1999 the Company did not incur any research and development expense. Total research and development expense was $51,750, or 1.0% of net sales, in the quarter ended June 30, 1998. Research and development is primarily concerned with upgrading current proprietary software modules, including the efforts to meet Year 2000 compliance. The Company does not expect to incur any research and development expense during the remainder of the fiscal year.

         Operating Loss. The operating loss for the period was $44,058 compared to an operating loss of $179,280 for the prior year's first quarter. The operating loss improvement was the result of the increased sales offset by the increased cost of sales , a result in the change in sales mix to higher costing sales of third party products and the decrease in the sale of higher margin services.

         Interest and Other Income. Interest expense for the quarter was $69,847 which was paid on the current lines of credit, short term and long term borrowings. The Company incurred approximately $80,845 in interest expenses during the first quarter of the previous fiscal year.

         Net Loss. The net loss for the quarter ended June 30, 1999 was approximately $113,655, or $.024 per share, versus a loss for the same period of the prior fiscal year of approximately $274,606, or $.07 per share. The improvement in net operating loss was the result of increased sales.

         Income Taxes. The Company had no income tax expense for the first quarter of fiscal 2000 and 1999. As of March 31, 1999, the Company had Federal net operating loss carryforwards of approximately $11,200,000. The utilization of net operating loss carryforwards will be limited as determined pursuant to applicable provisions of the Internal Revenue Code and Treasury regulations thereunder.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and Capital Resources. At June 30, 1999 the Company had a working capital deficit of approximately $432,840 versus a deficit of approximately $1,299,000 at March 31, 1999. The cash balance at June 30, 1999 was approximately $604,000, $300,000 of which was restricted as security for the Company's line of credit.

         Cash used by operations during the period ended June 30, 1999 was approximately $688,537. Cash generated by operations during the same three month period of the previous fiscal year totaled approximately $402,444. Cash used in investing activities was approximately $48,081 at June 30, 1999 and approximately $67,087 at June 30, 1998. Cash provided by financing activities for the quarter ended June 30, 1999 totaled approximately $912,569 the result of additional advances from the Companies line of credit. Cash used by financing activities totaled approximately $489,583 for the three months ended June 30, 1998.

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

         During July 1999, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Sunburst Acquisitions IV, Inc., a Colorado corporation ("Sunburst"). The terms of the SPMA require that Sunburst purchase up to 5,280,763 shares of common stock of the Company for $3,000,000 pursuant to a Regulation D Exemption under the United States Securities Act of 1933, as amended. The investment by Sunburst is to be staged in two parts. The first stage ("Tranche 1") purchases 3,459,972 shares at $0.2890 per share, for a total of $1,000,000. The Company received the initial $1 million during August 1999. The second stage ("Tranche 2") purchases up to 1,820,791 shares at $1.0984 per share, for a total of $2,000,000. The Company shall use the proceeds from Tranche 1 primarily as working capital. The proceeds from Tranche 2 are intended to be used by the Company to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and funded essentially simultaneously with the closing of the Tranche 2 Acquisition.

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

         The three investment stages in the SPMA could potentially provide the Company with the equivalent of a $5,000,000 capital infusion. Upon the merger, Prologic shareholders, including those holding exercisable derivatives, would retain approximately 50% of the merged entities. The potential acquisitions, which are conditions to closing the future financing, will be consistent with the Company's strategic business plan. With the capital resources available to properly manage them, the acquisition of two or more profitable companies should significantly expand the Company's revenues and enhance earnings. The resulting increase in internally generated cash flows should greatly reduce the Company's dependence upon outside capital sources. Additionally, the Company would expect to be the beneficiary of, through the acquisitions, qualified executive management, technical, and sales personnel, as well as new product and service offerings. The Company believes that the SPMA can be the catalyst that will provide its shareholders and investors the opportunity to participate in liquid securities, trading in an orderly market.

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

         During fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This new facility is designed to provide working capital to support the Company's sales growth for both subsidiaries. Among other things the agreement required that the Company maintain a combined net worth at its BASIS and GRSI subsidiaries of at least $1,000,000. The Company received a waiver for non-compliance with this requirement at March 31, 1998 and modified the agreement in July 1998 to a combined net worth requirement of $750,000 for both subsidiaries. The Company was in compliance at June 30, 1999. The total amount of the line of credit outstanding at June 30, 1999 was approximately $2,172,045.

         During fiscal 1997, the Company borrowed approximately $100,000 at a rate of 8%, which was scheduled to become due on June 30, 1997. During July 1997, the note holder agreed to extend maturity on a month-to-month basis. As a result of the extension, the Company issues 10,000 restricted common shares per month to the note holder in consideration for the term of the extension. As of June 30, 1999 the note was still outstanding.

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

         During fiscal 1999, holders of $45,000 of the above notes were paid off; holders of notes totaling $130,000 extended through July 31, 1998; a $20,000 note holder agreed to extend on a month-to-month basis with 30 days notice of payment on demand; and a $10,000 note holder exchanged the debt for common stock at a rate of $0.625 per share. As of June 30, 1999, $150,000 of principal remained outstanding on these notes extended on a month to month basis.

         During the first quarter of fiscal 2000, the Company purchased approximately $48,081 in capital equipment and software.

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


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This form 10-QSB may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's 1999 Form 10-KSB.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10QSB

A.    Exhibits:

        Exhibit Number              Document                                            Page
        --------------              --------                                            ----
        11.1                        Schedule of Computation of Net Loss Per Share
        27                          Financial Data Schedule
        10.17                       Heim Employment Agreement

B.     Reports:
No reports on Form 8-K were filed during the quarter ended June 30, 1998.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PROLOGIC MANAGEMENT SYSTEMS, INC.



    DATED: August 13, 1999           By:  /s/  James M. Heim
                                        ----------------------------------------
                                        James M. Heim
                                        President and Chief Executive Officer



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

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.       Description
-------     -----------
  11        Schedule of Computation of Net Loss Per Share
  27        Financial Data Schedule