Form 10QSB
period 1999-09-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 1999-11-22
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended September 30, 1999.


Commission file number: 33-89384-LA


                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)


                       Arizona                             86-0498857
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

   3708 E. Columbia Street, #110, Tucson, Arizona              85714
      (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number (520) 747-4100.


         (Former address: 2030 East Speedway Blvd., Tucson Arizona 85719
                     Former telephone number: 520-320-1000)


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

Number of shares of common stock outstanding on September 30, 1999 was 8,231,321.


Transitional Small Business Disclosure Format:

                               Yes     ; No  X  .
                                   ---      ---

                        Prologic Management Systems, Inc.
                                      Index

                                                                            Page
                                                                            ----
Part I.      FINANCIAL INFORMATION                                            3

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at September 30, 1999
             and March 31, 1999                                               3

             Condensed Consolidated Statements of Operations
             for the Three and Six Months Ended September 30, 1999 and
             September 30, 1998                                               4

             Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended September 30, 1999 and
             September 30, 1998                                               5

             Notes to Condensed Consolidated Financial Statements             6

Item 2.      Management's Discussion and Analysis of
             Results of Operations and Financial Condition                    7


Part II.     OTHER INFORMATION                                               13

Item 1.      Legal Proceedings                                               13

Item 2.      Changes in Securities                                           13

Item 3.      Defaults upon Senior Securities                                 13

Item 4.      Submission of Matters to a Vote by Security Holders             13

Item 5.      Other Information                                               14

Item 6.      Exhibits and Reports on Form 8-K                                14
             Exhibit 11.1                                                    16
             Exhibit 27

SIGNATURES                                                                   15

PART I.  FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30, 1999   MARCH 31, 1999
                                                              ------------------   --------------
                                                                  (unaudited)        (unaudited)
           Assets
Cash                                                             $    189,598       $    128,162
Restricted Cash                                                       300,000            300,000
Accounts receivable, less allowance for doubtful accounts           6,597,725          2,628,176
of $245,688 at September 30, 1999 and at March 31, 1999
Inventories                                                           193,057            516,937
Prepaid Expenses                                                      148,562              4,265
                                                                 ------------       ------------
           Current Assets                                           7,428,943          3,577,540

Property and Equipment, net                                           492,941            492,001

Goodwill - Net                                                        905,912          1,028,162
Other Assets                                                          105,959             83,420
                                                                 ------------       ------------
                                                                    8,933,755          5,181,123
                                                                 ============       ============

           Liabilities and Equity
Short-term Debt and Notes Payable                                   1,596,423            349,136
Notes Payable, Related Parties                                        100,400            100,400
Accounts Payable                                                    3,330,638          3,572,170
Accrued Expenses                                                      740,509            733,950
Deferred Revenue                                                      200,564            120,891
                                                                 ------------       ------------
           Current Liabilities                                      5,968,533          4,876,547

Long term debt and notes payable, excluding current portion           155,639            533,217
Line of credit                                                      3,965,291          1,234,256

Shareholders Equity
           Series A cumulative convertible preferred stock,
           no par value, 16,667 shares authorized 16,667
           shares outstanding                                         100,000            100,000
           Series B cumulative convertible preferred stock,
           no par value, 100,000 shares authorized, 72,000
           shares outstanding                                         519,884            519,883
           Common stock, no par value 10,000,000 shares
           authorized 8,231,321 shares outstanding                  9,499,845          8,692,637
           Warrants                                                   694,230            694,230
           Accumulated deficit                                    (11,969,667)       (11,469,647)
                                                                 ------------       ------------

Total Stockholders' deficit                                        (1,155,708)        (1,462,897)
                                                                 ------------       ------------
TOTAL LIABILITIES AND EQUITY                                     $  8,933,755       $  5,181,123
                                                                 ============       ============


See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                          1999           1998            1999           1998
                                      ------------    -----------    ------------    -----------
                                       (unaudited)    (unaudited)     (unaudited)    (unaudited)
Revenues
   Hardware                           $  6,556,521    $ 2,231,817    $ 12,870,222    $ 5,564,736
   Licenses                              1,889,867        894,644       3,097,670      1,348,093
   Services                              1,642,933        582,745       2,315,936      2,166,820
                                      ------------    -----------    ------------    -----------
           Total Net Revenue          $ 10,089,321    $ 3,709,206    $ 18,283,828    $ 9,079,649

Cost of Sales                            8,188,243      2,752,387      14,834,323      6,710,774

           Gross Margin                  1,901,078        956,819       3,449,505      2,368,875

Operating Expenses
   Selling and Marketing                   712,123        365,362       1,084,859        703,979
   General and Administrative            1,319,139      1,267,358       2,538,889      2,468,326
   Research and Development                     --             --              --         51,750
                                      ------------    -----------    ------------    -----------
           Total Operating Expenses      2,031,262      1,632,720       3,623,748      3,224,055

           Operating Income (loss)        (130,184)      (675,901)       (174,243)      (855,180)

   Interest expense                       (198,486)      (153,316)       (268,333)      (234,161)
   Other income (expense)                  (16,805)        29,008         (16,555)        14,526
                                      ------------    -----------    ------------    -----------
Income (loss) before taxes                (345,475)      (800,209)       (459,131)    (1,074,815)

Income Taxes                                     0              0               0              0
                                      ------------    -----------    ------------    -----------

Net loss                                  (345,475)      (800,209)       (459,131)    (1,074,815)
                                      ============    ===========    ============    ===========

Shares used in computing net loss
    per share                            5,879,601      4,541,266       5,303,694      4,563,207

Cumulative Preferred Stock Dividend   $     20,667    $    20,000    $     40,889    $    67,934

Net loss applicable to common stock   $   (366,142)   $  (820,209)   $   (500,020)   $(1,142,749)

Net loss per common share
   Basic                              $      (0.06)   $     (0.18)   $      (0.09)   $     (0.25)
   Diluted                            $      (0.06)   $     (0.18)   $      (0.09)   $     (0.25)


See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                                    1999               1998
                                                                -----------        -----------
                                                                (unaudited)        (unaudited)
Cash flows from operating activities:

      Net loss                                                  $  (459,131)       $(1,074,814)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
            Depreciation and amortization                           211,382            216,726
            Issuance of warrants                                         --             81,742
            Common Stock Dividend                                    41,333             67,934
            Changes in:
                  Trade accounts receivable                      (3,969,549)          (410,267)
                  Accounts payable and accrued expenses             234,974          1,819,758
                  Other assets and liabilities                      775,043           (732,119)
                                                                -----------        -----------
                        Total adjustments                        (2,706,817)         1,043,774
                                                                -----------        -----------
                        Net cash from (used in) operating        (3,165,949)            31,040
                                                                -----------        -----------
                        Activities

Cash flows from investing activities

      Purchase of equipment                                         (90,072)           (83,099)
                                                                -----------        -----------
                  Net cash used in investing activities             (90,072)           (83,099)

Cash flows from financing activities:
      Issuance of common stock                                      747,354             39,669
      Issuance of debt - line of credit                           2,731,035             76,035
      Issuance of Series B Preferred Stock                                             720,000
      Repayment of debt                                            (160,932)          (786,330)
                                                                -----------        -----------
                  Net cash provided by (used in) financing
                  Activities                                      3,317,457            (49,374)

Net cash increase (decrease) in cash and cash equivalents            61,436            (64,765)

Cash and cash equivalents, beginning of period                      128,162            175,110
                                                                -----------        -----------

Cash and cash equivalents, end of period                        $   189,598        $   110,345
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

    The accompanying unaudited, condensed, consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  Lines of Credit

    In March 1998, BASIS and GRSI obtained a line of credit in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 2) and equipment loans in the first year (maximum equipment loan is $250,000). This line of credit is secured by substantially all of BASIS and GRSI's assets. As of September 30, 1999, borrowings under this line of credit were $3,919,915.

    The line of credit bears monthly interest at the highest prime rate in effect during each month (8.25% during September 1999) plus 1.75% per annum for the portion of the loan related to accounts receivable and prime plus 2.25% per annum for the portion related to equipment purchases subject to a minimum charge in any month of not less than 9% per annum. Interest is based on a minimum daily loan balance of $1,000,000. The line matures on March 31, 2001.

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

    The line of credit agreement requires that BASIS and GRSI maintain a combined minimum net worth of $750,000. At September 30, 1999, BASIS and & GRSI were in compliance with this covenant.

3.  Goodwill

    Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense for the quarter ended September 30, 1999 totaled $61,125. Accumulated amortization totaled $812,720 at September 30, 1999.

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

4.  Property and Equipment

    Property and equipment as of September 30, 1999, consists of the following:

                                           September 30, 1999   March 31, 1999
     Furniture and leasehold improvements      $   305,812        $   350,027
     Equipment and software                      1,321,522          1,187,634
                                               -----------        -----------
                                                 1,627,333          1,537,661
     Less accumulated depreciation              (1,134,392)        (1,045,660)
                                               -----------        -----------
     Net property and equipment                $   492,941        $   492,001
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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Net Sales. Net sales for the second quarter of fiscal 2000 were $10,089,321 compared to $3,709,206 for the second quarter of fiscal 1999, an increase of $6,380,115 or approximately 172%. The sales increase was primarily the result of a significant increase in the sales of third party products and the additional sales staff at Basis. Sales of third party hardware for the period were $6,556,521 an increase of approximately 193% over sales for the same period one year ago of $2,231,817. Sales of software licenses, which included third party licenses as well as proprietary software, were $1,889,867 for the period, reflecting an increase of $995,223, or approximately 111% over sales of $894,644 for the second quarter of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $1,642,933 compared to $582,745 for corresponding period of the previous fiscal year, an increase of $1,060,188, or approximately 181%. The new sales staff has concentrated initially on sales of hardware and third party software, which historically leads to additional service sales over time.

    Cost of Sales. Cost of sales was approximately $8,188,243, or 81.1% of total net sales, for the period ended June 30, 1999, versus approximately $2,752,387, or 74.2% of net sales, for the same period of the previous year. The increased cost was due primarily to the increased sales. The increase, as a percentage of net sales, reflects the increasingly higher cost of third party products. For the September quarter, cost of sales as a percentage of net sales was consistent with the results of the previous quarter. The Company expects to see the margins on sales of third party products continue to decrease as a result of continued competition and pricing pressure in the computer market. The Company plans to offset the increasing cost of third party products by improving sales of related higher margin services.

    Selling and Marketing. Selling and marketing expenses were $712,123, or 7.1% of net sales, for the three month period ended September 30, 1999, compared to $365,362, or 9.9% of net sales for the same period of the previous fiscal year. The increase in selling and marketing expenses (a decrease as a percentage of net sales) for the period is due, in part, to the continued reorganization of the sales staff at the Basis subsidiary. The Company expects selling and marketing expenses to increase as sales increase.

    General and Administrative. General and administrative expenses for the second quarter of fiscal 2000 were $1,319,139, or 13.1% of net sales, compared to $1,267,358, or 34.2% of net sales, for the second quarter of the previous fiscal year. The increase (a decrease as a percentage of net sales) was the result of increases in staff to support increased sales, and in corporate staff related to current efforts to consolidate the accounting and administrative functions. The Company expects to reduce administrative expenses as the consolidations continue.

    Research and Development. The Company did not incur any research and development expense during the quarter. Research and development is primarily related to updates of proprietary software. The Company does not expect to incur any additional research and development expense during the remainder of the fiscal year.

    Operating Loss. The operating loss for the period was $130,184, or 1.3% of net sales, versus $675,901 or 18.2% of sales, for the same period last year. The operating loss improvement was the result of increased sales, offset primarily by increased selling and marketing expenses related to increased sales staff and the continuing consolidation of accounting and administration functions.

    Interest and Other Income. Interest expense and other expense for the period was $215,291 compared to $124,308 for the corresponding period of the previous fiscal year, which was mainly interest paid on the current lines of credit, short term and long term borrowings. The increase is the result of additional borrowings required to support sales growth and to supplement funds being generated by operations.

    Income Taxes. The Company had no income tax expense for the second quarter of fiscal 2000 and 1999. As of September 30, 1999, the Company had Federal net operating loss carryforwards of approximately $11,700,000. The utilization of net operating loss carryforwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

    Net Loss. The net loss for the quarter ended September 30, 1999 was $345,475, or approximately $.06 per share, versus a loss of $800,209, or approximately $.18 per share, for the same period of the prior fiscal year. The decrease in net loss was the result of increased sales, offset by increased operating expenses and interest expense.


SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Net Sales. Net sales for the six months ended September 30, 1999 were $18,283,828 versus the net sales for the same period one year ago of $9,079,649, an increase of $9,204,179, or approximately 101%. The sales increase was primarily the result of a significant increase in the sales of third party products and the additional sales staff at Basis. Sales of third party hardware for the period were $12,870,222 an increase of approximately 131% over sales for the same period one year ago of $5,564,736. Sales of software licenses, which included third party licenses as well as proprietary software, were $3,097,670 for the six month period, reflecting an increase of $1,749,577, or approximately 129% over sales of $1,348,093 for the first six months of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $2,315,936 compared to $2,166,820 for the corresponding period of the previous fiscal year, an increase of $149,116, or approximately 6.9%. The new sales staff has concentrated initially on sales of hardware and third party software, which historically leads to additional service sales over time.

    Cost of Sales. Cost of sales was approximately $14,834,323, or 81.1% of net sales, for the six months ended September 30, 1999, versus approximately $6,710,774, or 73.9% of net sales, for the same period of the previous fiscal year. The increased cost was due primarily to the increased sales. The increase, as a percentage of net sales, reflects the increasingly higher cost of third party products. The Company expects to see the margins on sales of third party products continue to decrease, the result of continued competition and pricing pressure in the computer market. The Company plans to offset the increasing cost of third party products by improving sales of related higher margin services.

    Selling and Marketing. Selling and marketing expenses were $1,084,859, or 5.9% of net sales, for the six months ended September 30, 1999, compared to $703,979, or 7.8% of net sales, for the same period of the previous fiscal year. The increase in selling and marketing expenses (a decrease as a percentage of net sales) for the period is due, in part, to the continued reorganization of the sales staff at the Basis subsidiary. The Company expects selling and marketing expenses to increase as sales increase.

    General and Administrative. General and administrative expenses for the six month period ended September 30, 1999 were $2,538,889, or 13.9% of net sales, compared to $2,468,326, or 27.2% of net sales, for the same period of the previous fiscal year. The increase (a decrease as a percentage of net sales) was the result of increases in staff to support increased sales, and in corporate staff related to current efforts to consolidate the accounting and administrative functions. The Company expects to reduce administrative expenses as the consolidations continue.

    Research and Development. The Company did not incur any research development expense during the six months ended September 30, 1999. Research and development expense for the six months ended September 30, 1998 was approximately $51,750, or 0.6% of net sales. Research and development is primarily related to updates of proprietary software. The Company does not expect to incur any research and development expense during fiscal 2000.

    Operating Loss. Operating loss for the six month period ended September 30, 1999 decreased to $174,243, or 1% of net sales, versus the operating loss of $855,180, or 9.4% of net sales, for the same period last year. The operating loss improvement was the result of increased sales, offset primarily by increased selling and marketing expenses related to increased sales staff and the continuing consolidation of accounting and administration functions.

    Interest and Other Income. Interest expense and other expense for the first six months of fiscal 2000 was $284,888 compared to $219,635 for the same period of the previous fiscal year. The increase is the result of additional borrowings required to support sales growth and to supplement funds being generated by operations.

    Income Taxes. The Company had no income tax expense for the first six months of fiscal 2000 and 1999. As of September 30, 1999, the Company had Federal net operating loss carryforwards of approximately $11,700,000. The utilization of net operating loss carryforwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

    Net Loss. The net loss for the six months ended September 30, 1999 was $459,131, or approximately $.09 per share, versus a loss of $1,142,749, or approximately $.25 per share, for the same period of the previous fiscal year. The decrease in net loss was the result of increased sales, offset by increased operating expenses and interest expense.


LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Capital Resources. At September 30, 1999 the Company had working capital of approximately $1,460,410 versus a deficit of approximately $1,299,000 at March 31, 1999. The cash balance at September 30, 1999 was approximately $489,598, of which $300,000 was restricted as security for the Company's line of credit.

    Cash used by operations during the six month period ended September 30, 1999 was approximately $3,165,949. Cash generated by operations during the same six month period of the previous fiscal year totaled approximately $31,040. Cash used in investing activities was approximately $90,072 at September 30, 1999 and approximately $83,099 at September 30, 1998. Cash provided by financing activities for the six months ended September 30, 1999 totaled approximately $3,317,457 as the result of additional advances from the Companies line of credit and the issuance of common stock. Cash used by financing activities totaled approximately $49,372 for the six months ended September 30, 1998.

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

    Subject to shareholder approval, upon closing of the Tranche 2 Acquisition it is intended that the Company initiate the process to be merged with and into Sunburst or a subsidiary of Sunburst organized for that purpose. As a condition to closing of the merger, Sunburst is obligated to have a binding commitment from other investors, satisfactory to the Company in form and substance, to purchase from Sunburst or the surviving entity 890,287 shares of common stock at $2.246 per share, for a total of $2,000,000 ("Tranche 3"). The proceeds from this financing are also intended to facilitate an additional acquisition(s). If, by December 15, 1999, either the Tranche 2 Acquisition has not been closed or the Company has not been merged with Sunburst, then Sunburst will purchase 455,208 shares of the Company's Common Stock (at a price of $1.098 per share) for a total purchase price of $500,000. Such purchase shall be credited against Sunburst's contractual obligation to complete the Tranche 2 purchase. After the merger, the shareholders of the Company as of March 31, 1999, without dilution for existing warrants, options or other such derivatives, would hold no less than 47.15% of the common stock of Sunburst or the surviving entity. All outstanding warrants and options to acquire Company stock that are not exercised prior to the merger will be automatically converted into an option or right to purchase a like number of shares from Sunburst or the surviving entity. Upon completion of the merger, the carrying value of the Company's assets may be revised to reflect purchase accounting.

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

    In the future, the Company may require additional equity, working capital and/or debt financing to maintain current operations as well as achieve plans for future expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to achieve plans for current and future expansion could be materially adversely affected.

    During fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This credit facility is designed to provide working capital to support the Company's sales growth for both subsidiaries. Among other things the agreement required that the Company maintain a combined net worth at its BASIS and GRSI subsidiaries of at least $750,000. The Company was in compliance of this requirement at September 30, 1999. The total amount of the line of credit outstanding at September 30, 1999 was approximately $3,919,915.

    During fiscal 1997, the Company borrowed approximately $100,000 at a rate of 8%, which was scheduled to become due on June 30, 1997. During July 1997, the note holder agreed to extend maturity on a month-to-month basis. As a result of the extension, the Company issues 10,000 restricted common shares per month to the note holder in consideration for the term of the extension. As of September 30, 1999 the note was still outstanding.

    In addition, during fiscal 1997 the Company borrowed $820,000 in a private offering of 10% Subordinated Convertible Notes due December 31, 1999. Prior to September 30, 1997, with the exception of one $100,000 note holder, the Company renegotiated the conversion terms with the note holders of the remaining $720,000. The revised terms assign a fixed conversion price of $3.75 per share. In addition, the note holders have been granted warrants to purchase a total of 252,000 shares of the Company's common stock at a price of $2.00 per share. The warrants will expire on December 31, 2001. During December 1997, one $100,000 note holder exchanged the debt for unregistered common stock of the Company. The common stock was exchanged at a price of $.625 per share for a total of 160,000 shares. In fiscal 1999, the remainder of the note holders representing $720,000 converted to 72,000 shares of unregistered Series B Cumulative Convertible Preferred Stock with a fixed conversion rate of $3.75 per share of common stock and received warrants to purchase an additional 72,000 shares of unregistered common stock at a price of $1.00 per share. These warrants expire on March 31, 2001. If by December 31, 1999, the Series B Cumulative Convertible Preferred Stock has not been redeemed and the redemption price paid in full, or the Company has not raised at least $1.5 million from the sale of its equity securities excluding the Series B Preferred Stock, the conversion rate shall become fifty percent (50%) of the average of the closing "bid" and "asked" price of the Common Stock on the NASDAQ Stock Market during the month of December 1999 (or, if the Common Stock is not then quoted on the NASDAQ Stock Market, the closing prices on such other market on which the Common Stock is then quoted).

    During fiscal 1997 and 1998, the Company borrowed $365,000 in short term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $45,000 in principle was repaid. Interest on these notes is paid monthly at a rate of 2%. As of September 30, 1999, the principle remaining on these notes is $150,000, which is currently due and payable.

    During the first six months of fiscal 2000, the Company purchased approximately $90,072 in capital equipment and software.

    Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and was released during the quarter ending September 30, 1998. The Company's internal development tools are Year 2000 compliant. The proprietary wholesale distribution software product line was Year 2000 compliant as of April 1999 and was released in May 1999. Internally, the Company uses its distribution software accounting package. The Company is not currently aware of any significant Year 2000 compliance problems relating to the Company's proprietary software systems that would have a material and adverse effect on business, results of operations and financial condition. Furthermore, the Company does not believe that clients utilizing its Year 2000 compliant software products will have any problems with their vendors or customers because of the Year 2000 issue due to the use of the Company's software products. However, there can be no assurance that the Company will not discover Year 2000 compliance problems in its proprietary software or other third-party software or hardware that will require a substantial investment to correct. The Company's inability to fix such software on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on the Company's business, results of operations and financial condition. Additionally, there can be no assurance that utility companies, Internet network companies, Internet access companies, third-party service providers and others outside the Company's control will be Year 2000 compliant. Costs relating to the development of the Year 2000 issue were included in the research and development expenses during the fiscal year ended March 31, 1999.

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

ITEM 2. CHANGES IN SECURITIES

    In August 1999, the Company reduced the number of authorized shares of its Series A 8% Cumulative Convertible Preferred Stock from 750,000 shares to the currently issued and outstanding 16,667 shares. The remaining shares of preferred stock may have preferences, limitations, and relative rights may be determined by the Board of Directors from time to time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

    On September 22, 1999, the Company reported on Form 8-K that it had entered into a definitive agreement to acquire Solid Systems, Inc. subject to the completion of certain conditions of the Agreement and Plan of Merger and Reorganization. The Company anticipated that the Merger would become effective by November 15, 1999. Subsequent to that report, with the exception of the "No Solicitation" provision of the Agreement which expired on November 15, 1999, the Company and Solid Systems agreed to extend the closing date to December 15, 1999.

    Subsequent to September 30, 1999, the Company terminated its Tucson office lease with HFG Properties in order to secure office space that would accommodate future expansion. The Company's new lease has a monthly rate comparable to that of its previous lease.

    On October 26, 1999, The Company's Chief Financial Officer, William E. Wallin, resigned to take a similar position with another company. Subsequently, the Company elevated its Assistant Controller, Margaret O'Connor, to the position of Controller, and the Company's Chief Executive Officer, James M. Heim, is serving as interim Chief Financial Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10QSB

A.  Exhibits:

    Exhibit Number     Document                                          Page
    --------------     --------                                          ----
    11.1               Schedule of Computation of Net Loss Per Share      15
    27                 Financial Data Schedule

B.  Reports:

    During the second quarter of fiscal 2000, the Company filed the following reports on Form 8-K:

        Current Report on Form 8K filed August 19, 1999, reporting under Item 5, the Company's Stock Purchase and Merger Agreement with Sunburst Acquisitions IV, Inc.

        Current Report on Form 8K filed September 22, 1999, reporting under Item 5, the Company's definitive agreement to acquire Solid Systems, Inc.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROLOGIC MANAGEMENT SYSTEMS, INC.
DATED: November 19, 1999               By: /s/ James M. Heim
                                           -------------------------------------
                                           James M. Heim
                                           President and Chief Executive Officer



                                       By: /s/  James M. Heim
                                           -------------------------------------
                                           James M. Heim
                                           President, (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX

    Exhibit Number     Document
    --------------     --------
    11.1               Schedule of Computation of Net Loss Per Share
    27                 Financial Data Schedule