Form 10QSB
period 1999-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2000-02-22
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended December 31, 1999.


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


Number of shares of common stock outstanding on December 31, 1999 was 8,396,277.


Transitional Small Business Disclosure Format: Yes [ ]; No [X].

                        Prologic Management Systems, Inc.
                                      Index

                                                                                                  Page
                                                                                                  ----
Part I. FINANCIAL INFORMATION                                                                       3

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets at December 31, 1999 and March 31, 1999               3

        Condensed Consolidated Statements of Operations for the Three Months and Nine Months
        Ended December 31, 1999 and December 31, 1998                                               4

        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
        December 31, 1999 and December 31, 1998                                                     5

        Notes to Condensed Consolidated Financial Statements                                        6

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition       7


Part II.  OTHER INFORMATION                                                                         13

Item 1.   Legal Proceedings                                                                         13

Item 2.   Changes in Securities                                                                     13

Item 3.   Defaults upon Senior Securities                                                           13

Item 4.   Submission of Matters to a Vote by Security Holders                                       13

Item 5.   Other Information                                                                         13

Item 6.   Exhibits and Reports on Form 10-QSB
                  Exhibit 11                                                                        15
                  Exhibit 27                                                                        16

SIGNATURES                                                                                          14

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31, 1999       MARCH 31, 1999
                                                                                        -----------------       --------------
                                                                                        (unaudited)
ASSETS
CURRENT ASSETS:
   Cash                                                                                   $    469,798           $    128,162
   Restricted Cash                                                                             300,000                300,000
   Accounts receivable, less allowance for doubtful accounts
   of $245,688 at March 31, 1999 and December 31, 1999                                       6,302,497              2,628,176
   Subscription Receivable                                                                     529,218                   --
   Inventory                                                                                   149,618                516,937
   Prepaid Expenses                                                                            141,230                  4,265
                                                                                          ------------           ------------
TOTAL CURRENT ASSETS                                                                         7,892,361              3,577,540

   Property and equipment - net                                                           $    464,858           $    492,001
   Goodwill - Net                                                                              844,787              1,028,162
   Other Assets                                                                                 98,177                 83,420
                                                                                          ------------           ------------
TOTAL ASSETS                                                                              $  9,300,183           $  5,181,123
                                                                                          ============           ============

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
   Short term debt and notes payable                                                         1,258,677                349,136
   Notes Payable                                                                                14,400                100,400
   Accounts Payable                                                                          3,637,774              3,572,170
   Accrued Expenses                                                                            907,018                733,950
   Deferred Revenue                                                                            208,470                120,891
                                                                                          ------------           ------------
Total Current Liabilities                                                                    6,026,339              4,876,547

   Long term debt and notes payable, excluding current portion                                 494,700                533,217
   Line of credit                                                                            3,658,145              1,234,256

Stockholders Deficit
   Series A cumulative convertible preferred stock, no par value, 16,667 shares
   authorized 16,667 shares issued and outstanding                                             100,000                100,000
   Series B cumulative convertible preferred stock, no par value, 100,000 shares
   authorized, 72,000 shares issued and outstanding                                            519,884                519,883
   Series C cumulative convertible preferred stock, no par value, 100,000 shares
   authorized, 75,000 shares issued and outstanding                                            750,000                   --
   Common stock, no par value 10,000,000 shares authorized, 8,396,277 shares
   issued and outstanding at December 31, 1999 and 4,711,349 at March 31, 1999               9,588,492              8,692,637
   Warrants                                                                                    694,230                694,230
   Stock Dividends                                                                                --                     --
   Accumulated deficit                                                                     (12,531,607)           (11,469,647)
                                                                                          ------------           ------------
TOTAL STOCKHOLDERS DEFICIT                                                                    (879,001)            (1,462,897)
                                                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                                                $  9,300,183           $  5,181,123
                                                                                          ============           ============


See accompanying notes to the condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            DECEMBER 31,                            DECEMBER 31,
                                                      1999                1998                1999                1998
                                                  ------------        ------------        ------------        ------------
                                                  (unaudited)          (unaudited)         (unaudited)         (unaudited)
          Net Sales
Hardware                                          $  5,486,847        $  3,499,029        $ 18,357,069        $  9,063,765
Licenses                                             1,945,297             292,156           5,042,967           1,640,250
Services                                             1,414,550             955,036           3,730,486           3,121,856
                                                  ------------        ------------        ------------        ------------
                                                  $  8,846,694        $  4,746,221        $ 27,130,522        $ 13,825,871

Cost of Sales                                        7,071,611           3,716,960          21,905,934          10,427,734

          Gross Profit                               1,555,797           1,029,261           5,005,302           3,398,137

Operating Expenses
      Selling and marketing                            601,887             260,729           1,686,746             964,708
      General and administrative                     1,285,111             986,494           3,824,000           3,454,820
      Research and development                               0                   0                   0              51,750
                                                  ------------        ------------        ------------        ------------
          Total Operating Expenses                $  1,667,712        $  1,247,223        $  5,291,460        $  4,471,278

          Operating Loss                              (111,915)           (217,962)           (286,158)         (1,073,141)

Interest Expense                                      (372,325)            (99,032)           (640,658)           (333,193)
Other income (expense)                                       0               4,915             (16,555)             19,442
                                                  ------------        ------------        ------------        ------------
Income (loss) before taxes                            (484,240)           (312,079)           (943,371)         (1,386,892)

Income Taxes                                                 0                   0                   0                   0
                                                  ------------        ------------        ------------        ------------
Net loss                                              (484,240)           (312,079)           (943,371)         (1,386,892)
                                                  ============        ============        ============        ============


Shares Used in Computing Net Loss Per Share          8,242,897           4,624,636           6,286,991           4,557,769

Cumulative Preferred Stock Dividend                     20,666              20,667              61,555              87,934

Net loss applicable to common stock               $   (504,906)       $   (332,746)       $ (1,004,926)       $ (1,474,826)

Loss per common share
      Basic                                       $      (0.06)       $      (0.07)       $      (0.16)       $      (0.32)
      Diluted                                     $      (0.06)       $      (0.07)       $      (0.16)       $      (0.32)


See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                                     1999               1998
                                                                 -----------        -----------
Cash flows from operating activities:

     Net loss                                                    $  (943,371)       $(1,386,892)
     Adjustments to reconcile net loss to net cash used in
     operating activities:

            Depreciation and amortization                            368,027            324,039
            Issuance of warrants                                           0             81,742
            Common Stock Dividend                                     61,555             87,934
            Changes in:
                   Trade accounts receivable                      (4,203,539)        (1,504,540)
                   Accounts payable and accrued expenses             238,672          1,813,452
                   Other assets and liabilities                      128,732           (217,687)
                                                                 -----------        -----------
                          Total adjustments                      $(3,406,553)       $   584,940
                                                                 -----------        -----------
                          Net cash from (used in)
                          operating activities                    (4,349,924)          (801,952)
                                                                 -----------        -----------
Cash flows from investing activities:

     Purchase of equipment                                          (157,208)           (90,065)
                                                                 -----------        -----------
                   Net cash used in investing activities            (157,208)           (90,065)

Cash flows from financing activities:
     Issuance of common stock                                        895,855             39,669
     Issuance of Series B preferred stock                                  0            720,000
     Issuance of Series C preferred stock                            750,000                 --
     Issuance of notes payable and debt                              909,541            930,568
     Issuance of Debt - Line of Credit                             2,423,889                 --
     Repayment of debt                                              (130,517)          (483,202)
                                                                 -----------        -----------
                   Net cash provided by (used in)
                   financing activities                            4,848,768          1,207,035

Net increase (decrease) in cash and cash equivalents                 341,636            315,018

Cash and cash equivalents at beginning of period                     128,162            175,110
                                                                 -----------        -----------
Cash and cash equivalents at end of period                       $   469,798        $   490,128
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

      The accompanying unaudited, condensed, consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1999. The results of operations for the three month and nine month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Lines of Credit

      In March 1998, BASIS and GRSI obtained a line of credit in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash of $300,000 and equipment loans in the first year (maximum equipment loan is $250,000). This line of credit is secured by substantially all of BASIS and GRSI's assets. As of December 31, 1999, borrowings under this line of credit were $3,658,145.

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

      The line of credit agreement requires that BASIS and GRSI maintain a combined minimum net worth of $750,000. At December 31, 1999, BASIS and & GRSI were in compliance with this covenant.

3.   Goodwill

      Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense for the quarter ended December 31, 1999 totaled $61,125. Accumulated amortization totaled $873,845 at December 31, 1999.

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

4.   Property and Equipment

      Property and equipment as of December 31, 1999, consists of the following:

                                                        December 31, 1999            March 31, 1999
                                                        -----------------            --------------
      Furniture and leasehold improvements                $   394,930                 $   350,027
      Equipment and software                                1,299,540                   1,187,634
                                                          -----------                 -----------
                                                            1,694,470                   1,537,661
      Less accumulated depreciation                        (1,229,612)                 (1,045,660)
                                                          -----------                 -----------
      Net property and equipment                          $   464,858                 $   492,001
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

      The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system. With the Company's securities delisted from the NASDAQ Small Cap Market, they may come within the definition of penny stocks because the trading price of the Company's common stock in currently below the $5.00 per share threshold. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not exempt from the rules, to deliver a standardized document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer prior to effecting the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

   Net Sales. Net sales for the third quarter of fiscal 2000 were $8,846,694 compared to $4,746,221 for the same period of the prior fiscal year, an increase of $4,100,473, or approximately 86%. The sales growth was due primarily to the increased focus on high-availability integrated systems by the new sales staff at the Company's Basis subsidiary. Sales of third party hardware for the period were $5,486,847, an increase of approximately 57% over sales for the same period one year ago of $3,499,029. Sales of software licenses, which included third party licenses as well as proprietary software, were $1,945,297 for the period, an increase of approximately 566% over sales of $292,156 for the third quarter of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $1,414,550 compared to $955,036 for the corresponding period of the previous fiscal year, an increase of approximately 48%. The Company continues to concentrate on sales of hardware and third party software which historically leads to additional service sales over time.

   Cost of Sales. Cost of sales was approximately $7,071,611, or 79.9% of total net sales, for the quarter ended December 31, 1999, versus approximately $3,716,960, or 78.3% of net sales, for the same period of the previous year. The increased cost was due primarily to the increased sales. The increase, as a percentage of net sales, reflects the increasingly higher cost of third party products. For the December 1999 quarter, cost of sales as a percentage of net sales was consistent with the results of the previous quarter. The Company expects to see the margins on sales of third party products continue to decrease as a result of continued competition and pricing pressure in the computer market. The Company plans to offset the increasing cost of third party products by improving sales of related higher margin services.

   Selling and Marketing. Selling and marketing expenses were $601,887, or 6.8% of net sales, for the three month period ended December 31, 1999, compared to $260,729, or 5.5% of net sales for the same period of the previous fiscal year. The increase, as a percentage of net sales, is due primarily to the continued expansion of the sales staff at Basis. The Company expects selling and marketing expenses to increase as sales increase.

   General and Administrative. General and administrative expenses for the third quarter of fiscal 2000 were $1,285,111, or 14.5% of net sales, compared to $986,494, or 20.8% of net sales, for the third quarter of the previous fiscal year. The increase (a decrease as a percentage of net sales) was primarily the result of an expansion in administrative staff to support sales growth. The Company expects general and administrative expenses to reflect increases in total sales.

   Research and Development. The Company did not incur any research and development expense during the quarter. Research and development is primarily related to updates of proprietary software.

   Operating Loss. The operating loss for the period was $111,915, or 1.3% of net sales, versus $217,962 or 4.6% of net sales, for the same period last year. The operating loss improvement was the result of increased sales, offset primarily by increased selling and marketing and general and administrative expenses, and to a lesser extent, by the increasing cost of third party products.

   Interest and Other Income. Interest expense and other expense for the quarter was $372,325 compared to $94,117 for the corresponding period of the previous fiscal year, which was mainly interest paid on the current lines of credit, short term and long term borrowings. The increase is primarily the result of additional borrowings required to support sales growth and to supplement funds being generated by operations.

   Income Taxes. The Company had no income tax expense for the third quarters of fiscal 2000 and 1999. As of December 31, 1999, the Company had Federal net operating loss carry forwards of approximately $12,100,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

   Net Loss. The net loss for the quarter ended December 31, 1999 was $484,240, or approximately $.06 per share, versus a loss of $312,079, or approximately $.07 per share, for the same period of the prior fiscal year. The increased net loss was primarily the result of increased interest expense and operating expenses.


NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

   Net Sales. Net sales for the nine months ended December 31, 1999 were $27,130,522, an increase of $13,304,651, or approximately 96%, over net sales of $13,825,871 for the same period of the prior fiscal year. The sales growth was due primarily to the increased focus on high-availability integrated systems by the new sales staff at the Company's Basis subsidiary. Sales of third party hardware for the period were $18,357,069, an increase of approximately 102.5% over sales for the same period one year ago of $9,063,765. Sales of software licenses, which included third party licenses as well as proprietary software, were $5,042,967 for the nine month period, an increase of approximately 207% over sales of $1,640,250 for the first nine months of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $3,730,486 compared to $3,121,856 for the corresponding period of the previous fiscal year, an increase of approximately 19.5%. The Company continues to concentrate on sales of hardware and third party software, which historically leads to additional service sales over time.

   Cost of Sales. Cost of sales was approximately $21,905,934, or 80.7% of net sales, for the nine months ended December 31, 1999, versus $10,427,734, or 75.4% of net sales, for the same period of the previous fiscal year. The increased cost was due primarily to the increased sales. The increase, as a percentage of net sales, reflects the increasingly higher cost of third party products. The Company expects to see the margins on sales of third party products continue to decrease as a result of continued competition and pricing pressure in the computer market. The Company plans to offset the increasing cost of third party products by improving sales of related higher margin services.

   Selling and Marketing. Selling and marketing expenses were $1,686,746, or 6.2% of net sales, for the nine months ended December 31, 1999, compared to $964,708, or 7% of net sales, for the same period of the previous fiscal year. The increase, as a percentage of net sales, is due primarily to the continued expansion of the sales staff at Basis. The Company expects selling and marketing expenses to increase as sales increase.

   General and Administrative. General and administrative expenses for the nine month period ended December 31, 1999 were $3,824,000, or 14.1% of net sales, compared to $3,454,820, or 25% of net sales, for the same period of the previous fiscal year. The increase (a decrease as a percentage of net sales) was primarily the result of an expansion in administrative staff to support sales growth, and in corporate staff related to the consolidation of the accounting and administrative functions. The Company expects general and administrative expenses to reflect increases in total sales.

   Research and Development. The Company did not incur any research development expense during the nine months ended December 31, 1999. Research and development expense for the nine months ended December 31, 1998 was approximately $51,750, or 0.4% of net sales. Research and development is primarily related to updates of proprietary software.

   Operating Loss. Operating loss for the nine month period ended December 31, 1999 decreased to $286,158, or 1.1% of net sales, versus $1,073,141, or 7.8% of net sales, for the same period last year. The operating loss improvement was the result of increased sales, offset primarily by increased selling and marketing and general and administrative expenses, and to a lesser extent, by the increasing cost of third party products.

   Interest and Other Income. Interest expense and other expense for the first nine months of fiscal 2000 was $657,213 compared to $313,751 for the same period of the previous fiscal year, which was mainly interest paid on the current lines of credit, short term and long term borrowings The increase is primarily the result of additional borrowings required to support sales growth and to supplement funds being generated by operations.

   Income Taxes. The Company had no income tax expense for the first nine months of fiscal 2000 and 1999. As of December 31, 1999, the Company had Federal net operating loss carry forwards of approximately $12,100,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

   Net Loss. The net loss for the nine months ended December 31, 1999 was $943,371, or approximately $.16 per share, compared to $1,386,892, or approximately $.32 per share, for the same period of the previous fiscal year. The decreased net loss was the result of increased sales, offset by increased operating expenses and interest expense.

   Great River Systems, Inc. For the nine months ended December 31, 1999, the Company's GRSI subsidiary has not materially contributed to operations. Revenues for GRSI were less than 1% of the Company's total net sales, while its operations accounted for approximately 18% of the Company's net loss for the nine-month period. The Company is exploring various strategic alternatives for GRSI, including closure. If the Company elects to cease operations at GRSI, the Company would recognize a non-recurring charge to operations, including a non-cash expense related to the write-off of goodwill. The Company anticipates that it will determine the disposition of GRSI before its current fiscal year end of March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

      Liquidity and Capital Resources. At December 31, 1999 the Company had working capital of approximately $1,866,022 versus a deficit of approximately $1,299,000 at March 31, 1999. The cash balance at December 31, 1999 was approximately $769,798, of which $300,000 was restricted as security for the Company's line of credit.

       Cash used by operations during the nine month period ended December 31, 1999 was approximately $4,349,924 compared to cash used by operations of $801,952 for the corresponding period in fiscal 1998. The increase was due primarily to increased accounts receivable resulting from significant sales growth. Cash used in investing activities was approximately $157,208 at December 31, 1999 and approximately $90,065 at December 31, 1998. The increase was due to additional capital equipment purchases. Cash provided by financing activities for the nine months ended December 31, 1999 totaled approximately $4,848,768 compared to $1,207,035 for the corresponding period in fiscal 1998. The increase resulted primarily from additional advances against the Company's line of credit and the issuance of equity securities, and, to a lesser extent, a net increase in debt.

      The Company has not integrated the sale of its proprietary software into its subsidiaries and has not generated the increase in professional service revenue it had anticipated and has therefore not generated the higher margins that it had expected. The result is that historically the Company has been unable to generate sufficient internal cash flows to support operations, and has been dependent upon capital reserves and outside capital sources to supplement cash flow. New equity investments, lines of credit and other borrowings, and credit granted by its suppliers have enabled the Company to sustain operations over the past several years. In August 1998, the Company had failed to meet the "continued listing criteria" established by NASDAQ and the Company's securities were delisted from the NASDAQ Small Cap Market. The subsequent lack of liquidity in the Company's securities has materially adversely affected the Company's ability to attract equity capital. Additionally, the lack of capital resources has precluded the Company from effectively executing its strategic business plan. The ability to raise capital and maintain credit sources is critical to the continued viability of the Company.

      On December 30, 1999, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00, a dividend rate of 10% and an Applicable Conversion Value of $2.25. Further, the Company authorized the issuance of 75,000 shares of the Series C Preferred for an aggregate of $750,000 pursuant to the subscription agreements received from two subscribers. Of the $750,000 raised, $220,782 represented current debt of the Company which was exchanged for 22,078 shares of Series C Preferred, and the remaining $529,218 was subscribed to in cash. At December 31, 1999, the Company had received $220,782 of the subscriptions, and an additional $154,218 was received in January 2000. The Company anticipates receipt of the remaining $375,000 within approximately 45 days of the date of this report.

      During July 1999, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Sunburst Acquisitions IV, Inc., a Colorado corporation ("Sunburst"). The terms of the SPMA require that Sunburst purchase up to 5,280,763 shares of common stock of the Company for $3,000,000 pursuant to a Regulation D Exemption under the United States Securities Act of 1933, as amended. The investment by Sunburst was to be staged in two parts. The first stage ("Tranche 1") purchased 3,459,972 shares at $0.2890 per share, for a total of $1,000,000. The Company received the initial $1 million during August 1999. The second stage ("Tranche 2") purchased up to 1,820,791 shares at $1.0984 per share, for a total of $2,000,000. The Company used the proceeds from Tranche 1 primarily as working capital. The proceeds from Tranche 2 were intended to be used by the Company to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and funded essentially simultaneously with the closing of the Tranche 2 Acquisition.

      Subject to shareholder approval, upon closing of the Tranche 2 Acquisition it was intended that the Company initiate the process to be merged with and into Sunburst or a subsidiary of Sunburst organized for that purpose. As a condition to closing of the merger, Sunburst was obligated to have a binding commitment from other investors, satisfactory to the Company in form and substance, to purchase from Sunburst or the surviving entity 890,287 shares of common stock at $2.246 per share, for a total of $2,000,000 ("Tranche 3"). If, by December 15, 1999, either the Tranche 2 Acquisition had not been closed or the Company had not been merged with Sunburst, then Sunburst was to purchase 455,208 shares of the Company's Common Stock (at a price of $1.098 per share) for a total purchase price of $500,000. Such purchase was to be credited against Sunburst's contractual obligation to complete the Tranche 2 purchase.

      As of December 31, 1999, Sunburst had not performed its contractual obligations beyond the initial Tranche 1 purchase, and it is evident to the Company that Sunburst does not intend to meet its current or future obligations. The Company is presently holding discussions with the principals of Sunburst in an effort to reach an amicable resolution of the immediate situation. As a result of the aborted Agreement, the Company will require additional equity or debt financing, from other sources, to maintain current operations and assure its ability to achieve its plans for current and future expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all.

      In fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This credit facility is designed to provide working capital to support the Company's sales growth for both subsidiaries. Among other things the agreement required that the Company maintain a combined net worth at its BASIS and GRSI subsidiaries of at least $750,000. At December 31, 1999, the Company was in compliance with this requirement. The total amount of the line of credit outstanding at December 31, 1999 was approximately $3,658,145.

      During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $45,000 in principle was repaid. The interest rate on the notes is 2% per month. As of December 31, 1999, the remaining principle balance on these notes, which is currently due, was $150,000.

      In fiscal 1997, the Company borrowed $100,000 with an interest rate of 8% and a scheduled maturity date of June 30, 1997. During July 1997, the note holder agreed to extend the maturity date with a revised interest rate of 2% per month. As additional consideration, the Company issues 10,000 shares per month of restricted common stock to the note holder for the term of the extension. As of December 31, 1999, the note was still outstanding.

      The terms and conditions of the Company's Series B Cumulative Convertible Preferred Stock require that if, by December 31, 1999, the Series B Cumulative Convertible Preferred Stock had not been redeemed and the redemption price paid in full, or the Company had not raised at least $1.5 million from the sale of its equity securities excluding the Series B Preferred Stock, the conversion rate would have become fifty percent (50%) of the average of the closing "bid" and "asked" price of the Common Stock on the NASDAQ Stock Market during the month of December 1999 (or, if the Common Stock was not then quoted on the NASDAQ Stock Market, the closing prices on such other market on which the Common Stock was then quoted). At December 31, 1999, the Company had raised in excess of $1.5 million and, therefore, the foregoing condition is no longer effective.

      During the first nine months of fiscal 2000, the Company purchased approximately $157,208 in capital equipment and software.

      Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and was released during the quarter ending September 30, 1998. The Company's internal development tools are Year 2000 compliant. The proprietary wholesale distribution software product line was Year 2000 compliant as of April 1999 and was released in May 1999. Internally, the Company uses its distribution software accounting package. The Company is not currently aware of, and to date has not experienced, any significant Year 2000 compliance problems relating to the Company's proprietary software systems that would have a material and adverse effect on the Company's business, results of operations or financial condition. Furthermore, the Company does not believe that clients utilizing its Year 2000 compliant software products will have any problems with their vendors or customers because of the Year 2000 issue due to the use of the Company's software products. However, there can be no assurance that the Company will not discover Year 2000 compliance problems in its proprietary software or other third-party software or hardware that will require a substantial investment to correct. The Company's inability to fix such software on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on the Company's business, results of operations and financial condition. Additionally, there can be no assurance that utility companies, Internet network companies, Internet access companies, third-party service providers and others outside the Company's control will be Year 2000 compliant. Costs relating to the development of the Year 2000 issue were included in the research and development expenses during the fiscal year ended March 31, 1999, and the Company has not incurred any material costs or expenses relating to Year 2000 issues during the first nine months of the fiscal year ending March 31, 2000.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

   Management's discussion and analysis in this Form 10-QSB should be read in conjunction with the audited Consolidated Financial Statements as filed in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1999. Except for the historical information contained herein, the matters discussed in this Form 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this filing, neither the Company nor its subsidiaries are a party to any legal proceedings, the outcome of which, in management's opinion, would have a material adverse effect on the Company's operations or financial position.

ITEM 2. CHANGES IN SECURITIES

The terms and conditions of the Company's Series B Convertible Preferred Stock state that in the event that, between March 31, 1998 and December 31, 1999, the Corporation shall issue any class or series of its preferred stock having a conversion price lower than $3.75 per share of Common Stock, then the Applicable Conversion Value of the Series B Convertible Preferred Stock shall, upon such issuance, be adjusted downward to an amount equal to such lower conversion price of each such issuance. On December 30, 1999, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock with an Applicable Conversion Value of $2.25. Accordingly, the Applicable Conversion Value for the Series B Convertible Preferred Stock was simultaneously adjusted from $3.75 to $2.25.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In connection with the Stock Purchase and Merger Agreement dated July 8, 1999, between the Company and Sunburst Acquisitions IV, Inc., Prologic shareholders James M. and Marlene Heim, (391,740 shares) and HFG Properties, Ltd. (697,320 shares) assigned the voting rights in their common stock of the Company to Sunburst pursuant to a Voting Trust Agreement. On December 30, 1999, pursuant to the terms and conditions contained therein, the Voting Trust terminated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-QSB

A.    Exhibits:

      Exhibit Number      Document                                                        Page
      --------------      --------                                                        ----
        3.1            Statement pursuant to Arizona Revised Statutes Section 10-602       15
                       [Designation of Terms of Series C Convertible Preferred Stock]

        11.1            Schedule of Computation of Net Loss Per Share                      16
        27              Financial Data Schedule                                            17

B.     Reports:

No reports on Form 8-K were filed during the quarter ended December 31, 1999. The Company filed a report on Form 8-K on January 6, 2000 relating to several events reported under Item 5 of the Form 8-K, including (i) the failure of Sunburst Acquisitions IV, Inc. to perform certain obligations under a Stock Purchase and Merger Agreement dated July 8, 1999, between it and the Company,
(ii) the termination by mutual agreement of a Merger Agreement between the Company an Solid Systems, Inc., (iii) the Company's issuance on December 30. 1999 of 750,000 shares of its Series C Convertible Preferred Stock, and (iv) the termination of the employment contract of James M. Heim as the Company's president. Mr. Continues to serve as the Company's Chairman of the Board and Chief Executive Officer on an "at will" basis.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIC MANAGEMENT SYSTEMS, INC.



DATED: February 21, 2000        By:  /s/  James M. Heim
                                     --------------------------------------
                                     James M. Heim
                                     Principal Financial and Accounting Officer


                                By:  /s/  Richard E. Metz
                                     --------------------------------------
                                     Richard E. Metz
                                     President