Form 10KSB
period 2000-03-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2000-07-14
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2000.

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $35,844,426.

As of March 31, 2000, the aggregate market value of voting stock held by non-affiliates of the issuer: $7,586,619.30 based on Common Stock outstanding of 8,429,577 shares. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

Number of shares of common stock outstanding on March 31, 2000 was 8,429,577.

Transitional Small Business Disclosure Format: Yes [ ]; No [X].

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

RECENT DEVELOPMENTS


Stock Purchase and Merger Agreement with Sunburst Acquisitions IV, Inc.

         As previously reported, on July 8, 1999, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Sunburst Acquisitions IV, Inc., a Colorado corporation ("Sunburst"). The terms of the SPMA require that Sunburst purchase up to 5,280,763 shares of common stock of the Company for $3,000,000 pursuant to a Regulation D Exemption under the United States Securities Act of 1933, as amended. The investment by Sunburst was to be staged in two parts. The first stage ("Tranche 1") purchased 3,459,972 shares at $0.2890 per share, for a total of $1,000,000. The Company received the initial $1 million during August 1999. The second stage ("Tranche 2") purchased up to 1,820,791 shares at $1.0984 per share, for a total of $2,000,000. The Company used the proceeds from Tranche 1 primarily as working capital. The proceeds from Tranche 2 were intended to be used by the Company to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and funded essentially simultaneously with the closing of the Tranche 2 Acquisition. Subject to shareholder approval, upon closing of the Tranche 2 Acquisition it was intended that the Company initiate the process to be merged with and into Sunburst or a subsidiary of Sunburst organized for that purpose. As a condition to closing of the merger, Sunburst was obligated to have a binding commitment from other investors, satisfactory to the Company in form and substance, to purchase from Sunburst or the surviving entity 890,287 shares of common stock at $2.246 per share, for a total of $2,000,000 ("Tranche 3"). If, by December 15, 1999, either the Tranche 2 Acquisition had not been closed or the Company had not been merged with Sunburst, then Sunburst was to purchase 455,208 shares of the Company's common stock (at a price of $1.098 per share) for a total purchase price of $500,000. Such purchase was to be credited against Sunburst's contractual obligation to complete the Tranche 2 purchase. In summary, under the terms of the SPMA, Sunburst was obligated to purchase 6,171,235 shares of common stock for $5,000,000.

         At December 31, 1999, Sunburst had not performed any contractual obligation beyond the initial Tranche 1 purchase, and, as a result of Sunburst's defaults, the SPMA was, thereafter, effectively abandoned. Prior to breaching the SPMA, Sunburst had received 3,459,972 shares of the Company's common stock, a number disproportionate to its performance under the SPMA. The Company contends that Sunburst, having never fully paid for the shares, is unjustly holding Prologic common stock to which it is not entitled. The Company is continuing to hold discussions with the principals of Sunburst in an effort to reach a resolution of the immediate situation. As of the date of this report, no definitive settlement has been reached. As a result of Sunburst's defaults under the SPMA, the Company will require additional equity or debt financing, from other sources, to maintain current operations, service current debt, and assure its ability to achieve its plans for current and future expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. In June 2000, the Company engaged the investment banking firm of Carmichael and Company to assist and advise the Company in connection with the review of the Company's strategic alternatives. In addition to raising capital, possible alternatives include the sale of certain assets, including BASIS, Inc., the Company's remaining operating subsidiary.

Closure and Dissolution of Great River Systems, Inc. Subsidiary

         As reported in the Company's Report on Form 10-QSB for the quarter ended December 31, 1999, the Company's Great River Systems, Inc. ("GRSI") subsidiary had not materially contributed to operations for the nine months then ended. Revenues for GRSI were less than 1% of the Company's total net sales, while its operations accounted for approximately 60% of the Company's net loss for the nine-month period. The Company explored various strategic alternatives for GRSI, but found none to be cost effective. Accordingly, the Company's Board of Directors authorized the closure of Great River Systems, Inc. at March 31, 2000, and its subsequent dissolution. As a result, the Company recognized a one-time restructuring charge, and a nonrecurring asset impairment charge to goodwill, at March 31, 2000. These nonrecurring charges, together with the net loss from operations for Great River Systems, totaled $1,443,949, and are presented as "Net Loss from Discontinued Operations".


ITEM 1. BUSINESS

GENERAL

         Prologic Management Systems, Inc. is an Arizona corporation founded in 1984. The Company is a commercial systems integration and software development firm, specializing in high-availability, fully integrated systems. The Company's BASIS, Inc. subsidiary, headquartered in Emeryville, California, provides systems integration services, networking services, and applications software for the commercial market.

         The Company offers clients a wide range of services from consulting to implementing custom business solutions, including the integration of web storefronts with back-end e-commerce systems, developing complete e-business strategies, web design and security. The Company specializes in open systems integration, utilizing UNIX and LINUX operating systems to deploy powerful computing solutions, enterprise and workgroup client/server design and optimization, relational database integration, LAN/WAN and workgroup solutions, and offers software development expertise in manufacturing, distribution and resource tracking for commercial clients.

         The Company's principal executive offices are located at 3708 E. Columbia Street, Suite 110, Tucson, Arizona 85714 and its telephone number is
(520) 747-4100. The Company's World Wide Web Site can be accessed at www.prologic.com.


PRODUCTS AND SERVICES

         The Company provides systems integration services, e-commerce services, software development, proprietary software products and related services; however, the majority of the Company's revenues are generated from systems integration and sales of related products and services. The Company specializes in open systems integration, utilizing UNIX and LINUX operating systems to deploy powerful computing solutions, enterprise and workgroup client/server design and optimization, relational database integration, LAN/WAN and workgroup solutions, thin client computing, and offers software development expertise in manufacturing, distribution and resource tracking for commercial clients. The Company's software development expertise provides an internal resource for development needs in integration and custom projects. The Company's proprietary products include manufacturing and distribution software for commercial clients, as well as its intranet-based sales tracking and reporting system and intranet-based document management, warehousing and retrieval system.

         The Company's revenues arise principally from the sale of systems integration-related hardware products and services, the sale and integration of third-party software, and the sale of its proprietary software. Since 1996, the Company has continued to increase sales of its systems integration services, which have a higher margin than sales of computer hardware and related services. Over the long term, the Company believes that the sale of professional services and proprietary software offers the greatest opportunity to increase the Company's overall margins, and the Company focuses its development expenditures principally on software and service development activities. To date, sales of the Company's professional services and proprietary software have represented an increasingly important percentage of gross margins. During the Company's fiscal year ended March 31, 2000, approximately 34% of the Company's total gross margin was generated by professional services. During the same fiscal year, approximately 66% of the Company's gross margin was generated by hardware sales and related third-party software, which have materially lower margins than sales of professional services, systems integration services or proprietary software.

         The Company provides national and regional product support, as well as Internet and Intranet application and framework and design, workgroup solutions and relational database deployment. The Company provides full-service planning, design, management, custom programming, systems integration, technical and consulting services. This includes design and architecture, consulting, technical support, training and the installation and sale of third-party computer hardware and software products.

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

         In an effort to increase its software sales, the Company focused a limited amount of development resources to address supply chain management for its clients adopting an e-commerce strategy in business-to-business ("B2B") operations and to enhance and improve its traditional application software products, which use an open architecture with the capability of accessing data from multiple industry-standard database architectures. The Company's principal software products are described below.

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

         SYMRP - Supply Chain Management. The Company is currently utilizing its SYMRP advanced scheduling software to develop a business-to-business ("B2B") software solution for use within the supply chains of small to mid-market enterprises ("SME"). The Company acquired SYMRP in 1996 from Symmetrix, Inc., a Massachusetts based consulting firm. The patented Resource Planning technology provides for the scheduling of resources, including materials, labor and production equipment for multiple plant locations on a simultaneous basis. The resource planning technology was designed for use in environments that require the ability to continuously monitor and modify production, labor and material schedules, thus providing management with the ability to utilize finite resources at, or near, optimum capacity at all times, at multiple manufacturing facilities around the world. The final product will extend real-time e-commerce capabilities to all partners within a supply chain, regardless of their IT platform.

         To date, the vast majority of the Company's operating revenues in each fiscal year have been generated from systems integration and sales of related products and services, and the Company's other activities, including sales of e-commerce solutions and sales of its proprietary software products and related services, contribute substantially less to overall operating revenues. Development of higher revenues from the Company's other activities has been hampered by the capital requirements of the Company's systems integration business and the Company's lack of additional capital resources that are necessary to aggressively market the Company's other products and services.


MARKETING AND DISTRIBUTION

         The Company's overall marketing and distribution effort is directed by its corporate office in Tucson. However, the Company's BASIS, Inc. subsidiary provides local sales and marketing management with additional support, when required, from the Tucson office. The Company's primary goal is to lead with its commercial systems integration expertise, leveraging its reputation and client base, and in the long term promote the sale of professional services and proprietary software products to increase the Company's overall margins and competitive advantage. To achieve this goal, the Company will address its existing customer base, develop new corporate accounts in targeted geographical areas and expand and develop strategic relationships with various companies that sell products within this market. The Company has joint marketing relationships with leading hardware vendors and will continue to offer its systems integration expertise. The Company currently resells products from or has marketing agreements with GE Access Graphics, Cisco Systems, Inc., Informix Corporation, Netscape Communications Corporation, Oracle Corporation, Progressive Networks, Inc., Remedy Corporation, Sun Microsystems, Inc., SunSoft, Inc., Sybase, Inc., Symbol Technologies, Inc., and Veritas Software Corporation.

         During fiscal 2000, the Company's BASIS subsidiary initiated a marketing campaign designed to enhance its presence in the Silicon Valley, through the use of cooperative marketing funds provided by multiple vendors.

         The Company has established sales and/or integration offices in Tucson, Arizona (Prologic) Portland, Maine (Prologic), Emeryville, California (BASIS), and Portland, Oregon (BASIS) to offer proximity to its customer and vendor base. The Company believes that there are sufficient numbers of qualified potential employees in all areas where the Company has offices to support the expansion of the Company's services and its customer base in accordance with the Company's long-range business plan.


GROWTH STRATEGY

         The Company's strategy is to grow its revenue both by increasing its systems integration services within its customer base at existing Company locations, and by expanding on a regional basis into new customer relationships that can be served initially by the technical resources located at existing locations.

         As the new customers are integrated into the overall operations, the Company's focus will turn to securing higher gross margins. This will be accomplished primarily through the sale of systems integration services, and, in the long term, the sale of proprietary software products and related services. Management believes that higher margins, if achieved, will enable the Company to internally fund the growth of the operations to take advantage of the significant growth opportunities that exist in the market.

         The Company believes that an acquisition strategy is the most cost-effective avenue of growth for the Company. However, delisting of the Company's securities from trading on the NASDAQ Small Cap Market, the Company's lack of capital resources, and the failure of Sunburst Acquisitions, IV to fulfill its obligations under the SPMA (See PART I, RECENT DEVELOPMENTS, "Stock Purchase and Merger Agreement with Sunburst Acquisitions IV, Inc.") have caused the Company to suspend indefinitely its acquisition activity. As a result, growth of the Company's operations will, for the foreseeable future, depend principally upon the Company's ability to generate growth internally while expanding, or at least maintaining, its operating margins.


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

         The Company's software products are intended for sale to clients with annual revenues of approximately $10,000,000 to $100,000,000. Although the Company is not a significant competitor in the manufacturing and distribution software markets, it competes generally on the basis of product features and functions, product architecture, the ability to run on a variety of industry standard platforms, technical support and other related services. Ease of product integration with third-party applications software and price/performance are also factors. Products in this market are principally sold through value-added resellers and systems integrators. The Company distributes its software products through a national network of dealers and a field salesperson on the East Coast. With the emerging browser technology, the impact of which changed industry standards and expectations, several competitors have announced that they are in the process of developing versions of their existing products which will operate in a browser-based environment, but the Company believes that most of their production is currently host or windows-based. The Company is currently working towards incorporating browsers into its proprietary software and plans to complete this development prior to introducing sales of its proprietary software into the small to middle size enterprise market, focusing on the application service provider model as the primary method of providing its software products to future clients.

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


DEPENDENCE UPON LIMITED SUPPLY OF SALES, MANAGEMENT AND TECHNICAL PERSONNEL

         The Company believes that its ability to compete depends in part on a number of factors outside of its control, including the ability of its competitors to hire, retain and motivate a large number of sales personnel, technicians and managers, and the development by others of competitive services and software. The Company's Management believes that its principal long-term challenge is to identify and hire effective sales and project managers and skilled technical personnel to focus efforts on the marketing and sales of professional services and proprietary software products, both through the Company's systems integration subsidiary and through direct sales. Many participants in the professional services, systems integration and software development businesses have significantly greater financial, technical, and marketing resources than does the Company.

SOURCES OF PRODUCTS AND UNDERLYING TECHNOLOGY

         The principal products used in the Company's systems integration projects include third-party computer hardware and software. As of July 2000, the Company has not experienced any material difficulties or delays in meeting customer shipments. While alternate independent suppliers for such products are available, the Company is reliant upon licensing and marketing agreements with the product manufacturers.

         The Company's primary supplier, GE Access, is a master distributor for Sun Microsystems and numerous other hardware and software manufacturers. GE Access-distributed products accounted for approximately 66% of the Company's fiscal 2000 revenues. GE Access currently allows the Company to purchase goods on open credit and under a program that allows customers, such as the Company, to assign proceeds from sales of products directly to GE Access. At March 31, 2000, the Company had no assignment of proceeds and $5,118,101 in open credit with this supplier. The current stated credit limit with this supplier, which has been unchanged for the last three years, is $600,000. Recently the Company extended its agreement with GE Access an additional three (3) years. Historically, the supplier has allowed the Company to exceed its credit limits. However, there is no assurance that this supplier will continue to do so. Although this supplier is not the sole source of these products, the Company has a long relationship with this supplier and would like to continue the relationship. Although this relationship and the stated credit limit have not caused delays in meeting customer shipments, management believes that, because of the trends in the Company's operating results and the current low credit limit, the Company's ability to meet customer demands would be adversely affected if GE Access enforced the stated credit limit.

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


DEPENDENCE UPON LIMITED NUMBER OF CUSTOMERS

         The Company's five largest clients in fiscal year ended March 31, 2000 accounted in the aggregate for 39.01% of total revenues at 12.58%, 8.97%, 8.64%, 5.74% and 3.08% of total revenues, respectively; and in fiscal 1999, the five largest clients accounted in the aggregate for 30.62% at 13.45%, 6.80%, 4.07%, 3.22% and 3.08% of total revenues, respectively.

         From time to time, the Company, in the ordinary course of business, enters into agreements to provide professional services to customers in connection with the development of certain product features and enhancements. Such agreements provide for payment of specified fees as services are provided, and payments as development milestones are attained. Other than with respect to such agreements, none of the Company's customers are contractually obligated to license or purchase additional products or services from the Company. Based upon the significant capital expenditure usually associated with the initial purchase of the Company's products and services, it is unlikely that the revenue from any individual customer that has accounted for significant revenues in past periods will continue to represent a significant portion of future period revenues. As a result, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders received.

         Furthermore, the Company's customers are generally concentrated in specific geographic areas, particularly the Western States. The Company's future success depends upon the capital spending patterns of its customers and the continued demand by such customers for the Company's products and services. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of customer concentration and factors affecting capital spending in the areas in which the Company conducts its business.


PRODUCT DEVELOPMENT

         The market for application and development software, as well as computer software in general, is characterized by rapid technological developments and changes in customer requirements. As a result, the Company's success will depend in part on its ability to continue to enhance products and to develop and introduce in a timely manner new products that keep pace with technological advances and respond to rapidly changing customer requirements. The life cycle of a product is dependent in part on timely updates to keep pace with technological advances and the needs of its customers. The Company seeks to enhance its products, typically on an annual basis, but there can be no assurance that the Company will be successful in developing and marketing enhancements of the Company's existing products or new products on a timely basis, or at all. In addition, there can be no assurance that any enhancements or new products will adequately address the changing needs or gain the acceptance of the marketplace. The Company employed 3 full-time programmers in product support and development at March 31, 2000.

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


EMPLOYEES

         As of March 31, 2000, the Company had approximately 49 full-time employees, including 25 in technical services, 12 in sales and marketing and 12 in finance and administration. The Company's Tucson office employed 19 full-time employees, and the Company's BASIS, Inc. subsidiary had 29 full-time employees. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.


ITEM 2. PROPERTIES

         The Company's headquarters are located in Tucson, Arizona in a leased office consisting of approximately 12,178 square feet. The lease expires September 2004. The Company's previous lease of a facility owned by a partnership that is controlled by the family of Mr. James M. Heim, the Company's Chief Executive Officer and Chairman of the Board, was terminated during the fiscal year.

         BASIS leases 10,700 square feet of office space in Emeryville, California, under a month-to-month lease, pending renewal. BASIS' Portland, Oregon site leases 2,672 square feet of office space under a lease that expires March 2001. Great River Systems, Inc. leased 5,382 square feet of office space in Eagan, Minnesota, which has been subleased (see Part I - Recent Developments). The sublease and prime lease agreements expire December 2003.

         If the Company were to require additional or alternate space within the next twelve months, the Company believes that space sufficient to meet its requirements will be available on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS

         As of the date of this filing, neither the Company nor its subsidiaries are a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company completed its initial public offering on March 15, 1996 at a price of $5.00 per share of Common Stock and $0.125 per Warrant (each warrant entitling the holder to purchase one share of common stock at an exercise price of $6.00). The Company's common stock warrants expired unexercised in the fiscal year ended March 31, 1999. The Company's securities were delisted from trading on the NASDAQ Small Cap Market and the Boston Stock Exchange in August 1998, following which trading of the Company's common stock has continued to be conducted on the non-NASDAQ over-the-counter ("OTC") market, under the symbol PRLO. Trading of the Company's common stock in the OTC has been sporadic and generally at very low reported daily volumes. There has been no active market for the Company's common stock since it was delisted from the NASDAQ Small Cap Market in August 1998.

         The table below represents the high and low bid prices for the Company's common stock, as reported by the National Quotation Bureau, from June 30, 1998 through March 31, 2000. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

                                                               Common Stock
         Quarter Ended                                         High      Low
         -------------                                         ----      ---

         June 30, 1998                                        $1.50    $0.625
         September 30, 1998                                   $0.625   $0.0625
         December 31, 1998                                    $0.375   $0.0200
         March 31, 1999                                       $0.250   $0.0312
         June 30, 1999                                        $0.500   $0.0010
         September 30, 1999                                   $1.25    $0.1250
         December 31, 1999                                    $0.625   $0.1250
         March 31, 2000                                       $1.375   $0.2813

As of June 2, 2000, there were 161 shareholders of record of the Company's common stock. The Company has neither declared or paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. During the fiscal year, dividends totaling 134,956 shares of common stock valued at $126,000 were paid to the Series B stockholders.


RECENT SALES OF UNREGISTERED SECURITIES

Fiscal Year Ended March 31, 1998

1. During the fiscal year ended March 31, 1998, the Company issued warrants to purchase an aggregate of 134,288 shares of common stock in consideration for financial advisory services rendered by financial advisors in transactions exempt from registration under Section 4(2) of the Securities Act of 1933. The exercise prices range from $0.75 to $2.00 per share of common stock. The expiration dates range from February 2000 to November 2002. At March 31, 2000, warrants to purchase 13,000 shares of common stock, exercisable at $2.00 per share, had expired.

2. During the fiscal year ended March 31, 1998, the Company sold 41,667 shares of Series A, 8% Cumulative Convertible Preferred Stock at a purchase price of $6.00 per share to two non-U.S. buyers under a Regulation S private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The Series A stock has a dividend rate of 8%, payable in cash or shares of common stock. Each share of Series A stock is convertible into three (3) shares of common stock, or the equivalent of $2.00 per share. For each share of common stock received through conversion, the holder is entitled to receive a warrant (which shall expire on December 31, 2000) to purchase one share of common stock at an exercise price of $2.00 per share.

3. During the fiscal year ended March 31, 1998, the Company issued warrants to purchase an aggregate of 252,000 shares of common stock to a group of private investors holding $720,000 of convertible subordinated promissory notes in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants have an exercise price of $2.00 per share of common stock and expire in December 2001.

4. During the fiscal year ended March 31, 1998, the Company sold $125,000 of short-term equipment notes in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. In the prior fiscal year, the Company had sold $240,000 of the short-term equipment notes. During the fiscal year ended March 31, 1998, the Company issued 256,000 shares of common stock to a group of the note holders, in exchange for the cancellation of $160,000 of such short-term equipment notes, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

5. During the fiscal year ended March 31, 1998, the Company issued 241,330 shares of common stock at $1.00 per share to three affiliates of the Company for cash and the assumption of debt in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The $1.00 per share price was in excess of the market price of the Company's common stock on the dates of purchase.

6. During the fiscal year ended March 31, 1998, the Company issued an aggregate of 96,000 shares of common stock, as a partial payment of interest, to the holder of a $100,000 note in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

Fiscal Year Ended March 31, 1999

1. During the fiscal year ended March 31, 1999, the Company issued 75,000 shares of common stock and a warrant to purchase up to an additional 75,000 shares of common stock to Series A Preferred stockholders pursuant to the conversion of 25,000 shares of Series A Preferred stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

2. During the fiscal year ended March 31, 1999, the Company issued 72,000 shares of Series B 10% Cumulative Convertible Preferred Stock and issued warrants to purchase an aggregate of 72,000 shares of common stock in exchange for an aggregate of $720,000 of convertible subordinated promissory notes, held by a group of private investors, in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933. The Series B stock has a stated value of $10.00 per share and a dividend rate of 10% per annum. Each share of Series B stock is convertible into a share of common stock at a rate of $2.25 per share, reduced from $3.75 per share. The warrants have an exercise price of $1.00 per share of common stock, with an expiration in March 2001.

3. During the fiscal year ended March 31, 1999, the Company issued warrants to purchase an aggregate of 66,000 shares of common stock in consideration for financial advisory services rendered by financial advisors in transactions exempt from registration under Section 4(2) of the Securities Act of 1933. The exercise price is $2.00 per share of common stock, with expiration dates ranging from February 2000 to May 2003. At March 31, 2000, warrants to purchase 26,000 shares of common stock had expired.

4. During the fiscal year ended March 31, 1999, the Company issued 32,000 shares of common stock to a note holder in exchange for the cancellation of a $20,000 of short-term equipment note, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

5. During the fiscal year ended March 31, 1999, the Company issued an aggregate of 120,000 shares of common stock, as a partial payment of interest, to the holder of a $100,000 note in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

Fiscal Year Ended March 31, 2000

1. During the fiscal year ended March 31, 2000, the Company issued a warrant to purchase an aggregate of 40,000 shares of common stock as consideration for financial advisory services rendered by a financial services advisor in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The exercise price is $1.00 per share of common stock, and the warrant expires in December 2003.

2. During the fiscal year ended March 31, 2000, the Company issued dividends totaling 134,956 shares of common stock to Series B 10% Cumulative Convertible Preferred stockholders in a transaction exempt from registration. The dividends were valued at $126,000.

3. During the fiscal year ended March 31, 2000, the Company issued an unsecured $164,500 note, which includes interest and expenses previously accrued and bears interest at 2% per month, in exchange for the cancellation of a $100,000 note (issued in a prior period) by the holder of such note in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

4. During the fiscal year ended March 31, 2000, the Company entered into an agreement to sell 6,171,235 shares of common stock for an aggregate of $5,000,000 to Sunburst Acquisitions IV, Inc. Prior to the agreement being abandoned, the Company had received $1,000,000 and had issued 3,459,972 shares of common stock in a transaction exempt from registration under
     Section 4(2) of the Securities Act of 1933.

5. During the fiscal year ended March 31, 2000, the Company sold 75,000 shares of Series C 10% Cumulative Convertible Preferred stock for an aggregate of $750,000, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company have a minority interest, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The Series C Preferred stock has a stated value of $10.00 per share and a dividend rate of 10% per annum. Each share of Series C Preferred stock is convertible into one share of common stock at a rate of $2.25 per share.

6. During the fiscal year ended March 31, 2000, the Company issued an aggregate of 120,000 shares of common stock, as a partial payment of interest, to the holder of a $100,000 note in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

                                    PART III

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS

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


RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2000 TO FISCAL 1999

         Revenues. Total revenue increased by 163.3% for the year ended March 31, 2000 to $35,215,426 from $13,374,038 for the previous fiscal year. Sales of third party hardware increased by 165.6% to $23,586,367 from $8,879,045 for the year ended March 31, 1999; sales of third party and proprietary software licenses increased by 303.7% to $6,754,679 from $1,673,393 for the year ended March 31, 1999; and sales of professional services increased by 72.7% to $4,873,380 from $2,821,600 for the prior fiscal year. The increase in the sales of third party hardware and third party software is attributable to the replacement and restructuring of the sales and marketing department at BASIS. During the fiscal year, the Company added additional sales and technical personnel in that business unit. Sales of third party software increased due to focused efforts within our BASIS subsidiary on our relationship with Oracle.

         Historically, the Company's revenues vary significantly from period to period. This is due to the high revenues associated with the initial stages of a typical system implementation in contrast to the relatively lower revenues associated with services and products which may be furnished by the Company to the customer after completion of the initial installation. Accordingly, the Company's revenues may vary significantly from period to period for a variety of reasons, including but not limited to the timing of customer orders for products and services, deferrals and cancellations of orders, and capital spending patterns of customers and prospective customers in the specific industries and areas in which the Company's customers have historically been concentrated.

         Cost of Sales. Cost of sales increased to $29,525,218, or 83.8% of total revenue, for the fiscal year ended March 31, 2000, from $10,368,968, or 77.5% of total revenue, for the same period of the prior fiscal year. The overall increase as a percentage of total revenue was due to the change in sales mix to a higher amount of hardware sales, which carry a lower margin than professional services. The cost of third party hardware sales as a percentage of hardware sales increased from 88.8%, or $7,882,768, to 90.5%, or $21,352,928, for the fiscal year ended March 31, 2000. The cost of professional services, and software and third party licenses also increased from $2,486,200 in the fiscal year ended March 31, 1999 to $8,172,290 for the same period ended in 2000. Professional services costs increased to 62.1% in fiscal 2000 from 44.2% of service revenues in fiscal 1999. The cost of sales for software licenses increased to 76.2% of license revenue in fiscal 2000 from 74.0% in fiscal 1999.

         The increase in the cost of third party hardware was the result of competition as the Company's BASIS subsidiary rapidly expanded its client base; initial sales contain a lower component of services and are therefore more susceptible to pricing pressures in the computer hardware market. The Company expects this general industry trend to continue. However, as the Company increases sales of professional services to these newer clients following the computer hardware installation phase, the impact of competitive pressures associated with computer hardware sales should diminish. The Company anticipates that its overall margin will improve as sales of professional services become a larger percentage of total revenue.

         The increase in the rate of professional service cost to service sales is the result of increased amounts of hardware installation activity, as professional services associated with such installation carries a lower profit margin than software development and system design and architecture services.

         The cost of software licenses increased as a percentage of total revenue due to the increased sales of lower margin third party software in relation to sales of the Company's higher margin propriety software. The cost of the proprietary software is low due to the Company's complete write-off over the last several fiscal years of all of its unamortized software development cost.

         Gross Profits. Gross profit increased by 89.3% to $5,689,208 for the fiscal year ended March 31, 2000, as compared to $3,005,070 for the fiscal year ended in 1999. Gross margin decreased to 16.2% in the fiscal year ended March 31, 2000 from 22.5% for the same period in 1999, due principally to the increased sales of lower margin third party hardware products in relationship to higher margin professional services. The Company expects professional services as a percentage of third party product sales to increase as the new clients that were secured in fiscal 2000 increase their usage of our service offerings.

         General and Administrative. General and administrative expenses were $4,273,033, or 12.1% of total revenue, for the fiscal year ended March 31, 2000, as compared to $4,281,656, or 32.0% of total revenue, for the same period of the prior fiscal year. The decrease in general and administrative expense was due in part to the overall restructuring within the company offset by an increase in acquisition-related activities in the current fiscal year. The Company does not expect to actively pursue acquisitions in the fiscal year ending March 31, 2001. The Company expects to continue to reduce general administrative expenses as a percentage of sales as revenue increases and corporate restructuring efforts are eliminated.

         Selling and Marketing. Primarily as a result of increasing the sales and marketing staff during the fiscal year ended March 31, 2000, selling and marketing expenses increased 98.8% from $1,008,381 to $2,004,194. However, as a percent of total revenue, selling and marketing expense decreased from 7.5% of total revenue for the previous fiscal year to 5.7% of total revenue for the fiscal year ended March 31, 2000. The Company expects overall selling and marketing expense to increase during Fiscal 2001, as additional sales and marketing staff is hired to support continued sales growth.

         Research and Development. For fiscal year 2000, the Company incurred approximately $360,799 of research and development expense, compared $51,750 for the prior fiscal year. At March 31, 2000, the Company elected to write off certain costs associated with technology licenses and product feasibility analysis incurred in previous periods.

         Operating Loss. The Company's loss from operations decreased by $1,387,899 to $948,818, or 2.7% of total revenue, for the fiscal year ended March 31, 2000, as compared to $2,336,717, or 17.5% of total revenue, for the same period of the prior fiscal year. The reduction in the loss was due to higher revenue and the decreased operating expenses as a percentage of sales. The operating loss is primarily attributable to the Company's significant investment in sales and marketing, acquisition efforts and operational restructuring costs related to the discontinuance of the Company's Midwest operating subsidiary, Great River Systems.

         The Company believes that it will continue to see gross profit erode in the systems integration market for both hardware and software sales. Accordingly, the Company's strategy is to continue to increase the sales of professional services and sales of its proprietary software products and associated services. If the Company is successful in increasing sales of professional services and proprietary software increase in relation to the sales of hardware, the Company expects to see continued favorable changes in its results of operations in future periods.

         The Company expects that operating results will fluctuate as a result of a number of factors, including but not limited to: the availability to the Company of capital adequate to support it's current and anticipated levels of sales; the ability to attract and retain highly skilled technical, managerial and sales and marketing personnel; the timing of new product and service introductions by the Company, by vendors whose products the Company resells to its customers, as well as by its competitors; changes in the Company's level of operating expenses, including the Company's expenditures for its Product Development Group and promotional programs; the size and timing of customer orders for its products or services, development, production or quality problems on the part of the Company or its licensees; the payment of support and maintenance fees; competition in the computer software market; and the general state of the global and national economies. The market demand for the Company's products and services can be significantly affected by uncertain economic cycles. Many of the factors that may affect the Company's operating results and demand for products and services based on its technologies cannot be predicted, may not exhibit a consistent trend, or are substantially beyond the Company's control. Fluctuations in operating results can also be expected to result in volatility in the price of the Company's common stock.

         Interest Expense. The Company incurred $888,385 in interest expense during the fiscal year ended March 31, 2000 as compared to $412,332 for the same period of the prior fiscal year. The increase is attributable to increased borrowing to support the Company's increased sales and receivables. Interest expense is on both long-term and short-term debt.

         Income Taxes. The Company had no income tax expense for the years ended March 31, 2000 and 1999. As of March 31, 2000, the Company had federal net operating loss carryforwards of approximately $14,000,000 (see Note 7 of the Consolidated Financial Statements for a further discussion of the loss carryforwards). The utilization of net operating loss carryforwards may be significantly limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.S. Treasury regulations thereunder.

         Net Loss for Continuing Operations. The Company had a net loss of $1,814,878, or $0.30 per share, for the fiscal year ended March 31, 2000, as compared to a loss of $2,723,009, or $0.61 per share, for the same period of the prior fiscal year.

         Net Loss from Discontinued Operations. During the fiscal year, the Company discontinued operations of Great River Systems. The loss for the fiscal year ended March 31, 2000 related to the discontinuance of the subsidiary, including one-time charges, was $1,443,949 as compared to income of $494,822 for the same period of the prior fiscal year.

         Net Loss including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had a net loss of $3,437,577, or $0.52 per share, for the fiscal year ended March 31, 2000, as compared to a net loss of $2,311,220, or $0.50 per share, for the same period of the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had a working capital deficit of approximately $4,605,000 versus a deficit of approximately $1,233,000 at March 31, 1999. The increase resulted primarily from the total outstanding balance of the Company's revolving line of credit, which matures on March 31, 2001, being re-categorized from a long-term to a current liability. The cash balance at March 31, 2000 was approximately $747,910, of which $300,000 was restricted as security for the Company's operating line of credit. As a result of the working capital deficit, and recurring losses, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

         Cash used in operations during the fiscal year ended March 31, 2000 was approximately $4,860,547 compared to cash provided by operations of $52,198 in fiscal 1999. The increase was due primarily to increased accounts receivable resulting from significant sales growth. Cash used in investing activities was approximately $207,190 at March 31, 2000 versus approximately $142,451 at March 31, 1999. The increase was due to additional capital equipment purchases. Cash provided by financing activities in fiscal 2000 totaled approximately $5,464,835 compared to $36,211 in fiscal 1999. The increase resulted primarily from additional advances against the Company's line of credit and the issuance of equity securities.

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

         During fiscal year 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company have a minority interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 in proceeds, $220,780 represented conversion of current debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt, and $337,720 in cash payments, the Company has received $558,500, representing 55,850 shares of the Series C Preferred stock, and has extended the due date for the remaining $191,500, until December 31, 2000.

         During July 1999, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Sunburst Acquisitions IV, Inc., a Colorado corporation ("Sunburst"). Pursuant to the SPMA, the Company received $1 million during August 1999 in connection with the sale of shares of its common stock. The Company used the funds primarily as working capital. Sunburst has not performed any contractual obligations under the SPMA beyond the initial purchase of shares, and, as a result of Sunburst's defaults, the SPMA was effectively abandoned. (See PART I, RECENT DEVELOPMENTS, "Stock Purchase and Merger Agreement with Sunburst Acquisitions IV, Inc.")

         In fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000).

This credit facility is designed to provide working capital to support the Company's systems integration operations. Among other things the agreement requires that the Company maintain a combined net worth at its subsidiaries of at least $750,000. At March 31, 2000, the Company was in compliance with this requirement. The credit facility matures at March 31, 2001, and, to support operations, the Company will require that the line of credit be renewed or replaced. The total amount of the line of credit outstanding at March 31, 2000 was approximately $4,647,306, and the total amount of the line of credit outstanding at June 20, 2000 was approximately $3,592,000.

         During fiscal 2000, the Company and one of its primary vendors agreed to convert a $1,212,000 trade payable into a promissory note. At March 31, 2000, the principal balance was approximately $814,000. At June 30, 2000, the principal balance was approximately $753,000, payable with interest at 12% in monthly installments of $37,500 through September 2000, and $50,000 through November 2000. The remaining principal balance of approximately $575,000 is due in full on December 31, 2000.

         In fiscal 1997, the Company borrowed $100,000 with an interest rate of 8% and a scheduled maturity date of June 30, 1997. Subsequently, the maturity date was extended with a revised interest rate of 2% per month plus 10,000 shares per month of restricted common stock. During fiscal 2000, the Company issued 120,000 shares of common stock as interest towards the note. In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component. The replacement note is unsecured, in the amount of $164,500 which includes interest and expenses previously accrued, and bears interest at 2% per month. After an initial payment of $15,693, the note is payable in twelve equal monthly installments of $15,555, including principal and interest, through March 2001.

         During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $45,000 in principle was repaid. The interest rate on the notes is 2% per month. As of March 31, 2000, the remaining principle balance on these notes, which are currently due, was $150,000.

         At March 31, 2000, the Company had current debt obligations, or debt that will become due within twelve months, of approximately $1,660,000. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity or debt financing to maintain current operations, service current debt, and assure its ability to achieve its plans for current and future expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. In June 2000, the Company engaged the investment banking firm of Carmichael and Company to assist and advise the Company in connection with the review of the Company's strategic alternatives. In addition to raising capital, possible alternatives include the sale of certain assets, including BASIS, Inc., the Company's remaining operating subsidiary.

         The terms and conditions of the Company's Series B Cumulative Convertible Preferred Stock require that if, by December 31, 1999, the Series B Cumulative Convertible Preferred Stock had not been redeemed and the redemption price paid in full, or the Company had not raised at least $1.5 million from the sale of its equity securities excluding the Series B Preferred Stock, the conversion rate would have become fifty percent (50%) of the average of the closing "bid" and "asked" price of the Common Stock on the NASDAQ Stock Market during the month of December 1999 (or, if the Common Stock was not then quoted on the NASDAQ Stock Market, the closing prices on such other market on which the Common Stock was then quoted). At December 31, 1999, the Company had raised in excess of $1.5 million and, therefore, the foregoing condition is no longer effective. If the Company had not raised the proceeds specified in the Series B Cumulative Convertible Preferred Stock Agreement, then the Company would record a deemed dividend of approximately $400,000.

         During the first nine months of fiscal 2000, the Company purchased approximately $207,190 in capital equipment and software.

         Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and was released during the quarter ending September 30, 1998. The Company's internal development tools are Year 2000 compliant. The proprietary wholesale distribution software product line was Year 2000 compliant as of April 1999 and was released in May 1999. Internally, the Company uses its distribution software accounting package. The Company is not currently aware of, and to date has not experienced, any significant Year 2000 compliance problems relating to the Company's proprietary software systems that would have a material and adverse effect on the Company's business, results of operations or financial condition. Furthermore, the Company does not believe that clients utilizing its Year 2000 compliant software products will have any problems with their vendors or customers because of the Year 2000 issue due to the use of the Company's software products. However, there can be no assurance that the Company will not discover Year 2000 compliance problems in its proprietary software or other third-party software or hardware that will require a substantial investment to correct. The Company's inability to fix such software on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on the Company's business, results of operations and financial condition. Additionally, there can be no assurance that utility companies, Internet network companies, Internet access companies, third-party service providers and others outside the Company's control will be Year 2000 compliant. Costs relating to the development of the Year 2000 issue were included in the research and development expenses during the fiscal year ended March 31, 1999, and the Company has not incurred any material costs or expenses relating to Year 2000 issues during fiscal year ended March 31, 2000.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained elsewhere in this annual report on Form 10-KSB for the fiscal year ended March 31, 2000. Except for the historical information contained herein, the matters discussed in this report on Form 10-KSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

                                    PART IV.

ITEM 7. FINANCIAL STATEMENTS

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-23 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                     PART V.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information concerning the names, ages, terms and positions with the members of the Company's Board of Directors and its executive officers and their respective business experience is set forth below. Each director has served continuously with the Company since his election as indicated below.

         Name                      Age   Position                               Director Since
         ----                      ---   --------                               --------------
         James M. Heim (1)(2)      49    Chief Executive Officer and Director   1984
         Richard E. Metz (1)(2)    53    President and Director                 1984
         Mark S. Biestman (1)(2)   43    Director                               1997
         John W. Olynick           52    Vice President of Sales & Strategic
                                         Business Development

(1)   Member of Audit Committee
(2)   Member of Compensation Committee

         Directors are elected to serve until the next Annual Meeting of Shareholders. Prior to March 5, 1999, the Board of Directors consisted of five members. On March 5, 1999, two of the independent directors resigned, citing conflicts with other obligations. The Board of Directors concluded that, in view of the then-recent delisting of the Company's common stock and the Company's disappointing financial performance, its ability to identify and appoint qualified, unaffiliated individuals to fill the vacancies was unlikely. The Board of Directors, by the authority contained in the Bylaws of the Corporation, approved a resolution that until the next meeting of shareholders, the number of Directors of the Corporation shall be three. For the remainder of their terms, the following Directors were appointed to serve as both the Audit Committee and the Compensation Committee: Mark S. Biestman, Chairman, James M. Heim and Richard E. Metz.

         JAMES M. HEIM, Chief Executive Officer, Chairman of the Board and Director. Mr. Heim is a co-founder of the Company and has served as Chief Executive Officer and as a Director of the Company since its inception in 1984. In addition, Mr. Heim served as the Chief Financial Officer of the Company from 1984 through 1994 and its President from 1984 until December 1999. Mr. Heim has over twenty years of business management experience and is responsible for capital raising, acquisition, and other corporate activities. Mr. Heim holds both a Juris Doctorate from the College of Law and a Bachelor of Science in Business Administration from the University of Arizona.

         RICHARD E. METZ, President, Chief Administrative Officer, Secretary and Director. Mr. Metz is a co-founder of the Company and has served as a director since its inception in 1984. He has served as the Company's President since December 1999. Mr. Metz has thirty years of business management and investment experience, including ten years as a computer hardware and software VAR prior to his affiliation with the Company. Since 1982, Mr. Metz has owned and managed The Metz Group, a business and management consulting and investment firm. Mr. Metz is a member of the American Arbitration Association and is an Associate member of the American Bar Association, Dispute Resolution and Intellectual Property Law Sections.

         MARK S. BIESTMAN, Director. Mr. Biestman, who became a Director in 1997, has worked in the information technology field for over 19 years in both sales and marketing management. Mr. Biestman is currently Senior Vice President of Worldwide Sales at CommerceOne, Inc., a public company based in Pleasanton, California, co-founded by former CEO of Sybase, Mark Hoffman. CommerceOne develops, licenses and markets the Commerce Chain Solution, the industry's only real-time, electronic procurement and supplier management solution for inter-business transactions. Mr. Biestman has also served as Netscape Communications' Vice President of Sales, Western Region, as Vice President of Telecommunications Sales at Oracle Corporation, and as Vice President of Sales and Industry Marketing at Metaphor. In addition, Mr. Biestman has held various sales and management positions at Tandem Computers and IBM Corporation. Mr. Biestman holds a B.A. in Economics from the University of California at Berkeley and has attended the Stanford Business School Executive program.

         JOHN W. OLYNICK, Corporate Vice President of Sales & Strategic Business Development, and President of the Company's subsidiary, BASIS, Inc. Mr. Olynick, who joined Prologic in September 1999 as its Corporate Vice President of Sales & Strategic Business Development, is responsible for the management and coordination of sales and marketing resources, as well as strategic business development. Mr. Olynick also serves as President of the Company's BASIS, Inc. subsidiary. Mr. Olynick has had over 25 years of national sales, business development and management experience in the technology industry. During his 20 years at Digital Equipment Corporation ("DEC"), Mr. Olynick was responsible for successfully restructuring and increasing sales, and developing business and sales growth strategies. Mr. Olynick had served as DEC's North American Sales Manager of its OEM Storage Group, which was acquired by Quantum Corporation in 1994, at which time Mr. Olynick became Quantum's Corporate Distribution Sales Manager. Mr. Olynick attended the New York University School of Engineering and Harvard Business School Professional Development Program.

ITEM 10. EXECUTIVE COMPENSATION

         Information below sets forth certain information regarding business experience and compensation paid or awarded by the Company during the fiscal year ended March 31, 2000 to the following Executive Officers: Mr. James M. Heim, the Company's Chief Executive Officer, Mr. Richard E. Metz, the Company's President, and Mr. John W. Olynick, the Company's Vice President, Sales & Strategic Business Development, and President of the Company's BASIS, Inc. subsidiary.

SUMMARY COMPENSATION TABLE

                               Annual Compensation               Long-Term Compensation
                               -------------------               ----------------------
Name and Other                                                                     All Other
Principal Position         Year     Salary      Bonus     Stock Options/SARs(#)    Compensation
------------------         ----     ------      -----     ---------------------    ------------

James M. Heim,             2000    $153,666    $68,694         250,000(1)                  0
Chief Executive Officer    1999    $ 72,000          0               0                     0
                           1998    $ 62,000          0               0                     0

Richard E. Metz,           2000    $104,000    $59,471          32,500(2)                  0
President                  1999    $  5,000          0               0
                                                                                           0
                           1998    $ 27,500          0               0                     0

John W. Olynick,           2000    $165,000    $94,926         250,000(3)            $ 4,200(4)
Vice President

(1) During the fiscal year ended March 31, 2000, a total of 250,000 nonqualified stock options were granted to Mr. Heim pursuant to his Employment Agreement with the Company as its President. In December 1999, all 250,000 stock options were cancelled in connection with the termination of Mr. Heim's Employment Agreement.

(2) During the fiscal year ended March 31, 2000, 32,500 non-qualified stock options were granted as payment for past services.

(3) During the fiscal year ended March 31, 2000, a total of 250,000 stock options were granted to Mr. Olynick pursuant to his Employment Agreement with the Company. These options are exercisable at $0.50 per share. 83,334 options vested in the second quarter of fiscal 2000, and 83,333 optioned shares are scheduled to vest at August 31, 2000 and 2001.

(4) During the fiscal year ended March 31, 2000, Mr. Olynick received a $4,200 car allowance.

Mr. Olynick joined the Company in September 1999, as its Vice President, Sales & Strategic Business Development. Pursuant to the Employment Agreement, which expires August 31, 2002, Mr. Olynick's annual salary is $150,000, with other compensation including (1) a first year bonus plan of up to $50,000, (2) a bonus of up to $50,000 per year, based on 1% of the total consolidated adjusted gross revenue of the Company, and (3) participation in the Company's Executive Bonus Plan. If, on or before September 1, 2000, Mr. Olynick is terminated by the Company without cause or if he terminates his employment for good reason, Mr. Olynick is entitled to 18 months severance compensation. If however such termination occurs after September 1, 2000, Mr. Olynick is entitled to 12 months severance compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND SHAREHOLDINGS OF MANAGEMENT

         The following table sets forth information, as of March 31, 2000, concerning the Common Stock beneficially owned by (i) each director of the Company (ii) the Company's Chief Executive Officer and its other executive officer, (iii) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all of the Company's directors and executive officers as a group.

         Except as otherwise noted, the named individual beneficial owner has sole investment and voting power.

                                                                       Shares
                                                                       Beneficially     Percent
Title of Class of Stock    Name(1)                                     Owned            of Class
-----------------------    -------                                     ---------        --------
Common                     HFG Properties Ltd.                           697,320         8.05%
Common                     James M. Heim & Marlene Heim                1,089,060(2)     12.91%
Common                     Richard E. Metz                               201,700(3)      2.39%
Common                     Mark S. Biestman                               35,000(4)      0.41%
Common                     John W. Olynick                                83,334(5)      0.98%

Common                     All directors, nominees and executive
                           officers as a group (4 persons)             1,409,094(6)     16.69%


(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by the person named, subject to applicable community property law. The shareholdings include, pursuant to rules of the Securities and Exchange Commission, shares of Common Stock which a person has a right to acquire as of March 31, 2000 or within 60 days thereafter. Except as otherwise noted, the addresses for the persons named in the table is 3708 E. Columbia Street, Suite 110, Tucson, Arizona 85714.

(2) Includes 697,320 shares owned by HFG Properties Ltd., an Arizona limited partnership of which Mr. Heim is the sole general partner. James M. Heim and Marlene Heim directly own an aggregate of 391,740 shares of Common Stock.

(3) Comprised of 169,200 shares of common stock and 32,500 shares subject to stock options that were exercisable at March 31, 2000 or within 60 days thereafter.

(4) Comprised of 35,000 shares subject to stock options that were exercisable at March 31, 2000 or within 60 days thereafter.

(5) Comprised of 83,334 shares subject to stock options that were exercisable at March 31, 2000 or within 60 days thereafter.

(6) Comprised of 1,258,260 shares of common stock and 150,834 shares subject to stock options that were exercisable at March 31, 2000 or within 60 days thereafter.

OPTIONS GRANTS IN LAST FISCAL YEAR

                                                                                 Potential Realizable Value at
                                                                                    Assumed Annual Rate of
                  Number of         % of Total                                     Stock Price Appreciation
                  Shares            Options Granted   Exercise or                       For Option Term
                  Underlying        To Employees in   Base Price    Expiration     -------------------------
Name              Options Granted   Fiscal Year       ($/Sh)        Date           5%            10%
----              ---------------   ---------------   -----------   ----------     -----------   -----------

James M. Heim     250,000           100%              $0.50         Cancelled              N/A           N/A

Richard E. Metz   32,500            100%              $0.50         06/15/04       $ 20,739.58   $ 26,170.79

John W. Olynick   250,000           100%              $0.50         12/30/04       $159,535.20   $201,313.75

No Director or executive officer exercised any options during the fiscal year ended March 31, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended March 31, 2000, the Company terminated its lease of office space owned by a partnership that is controlled by the family of Mr. James M. Heim, the Company's Chief Executive Officer and Chairman of the Board. The Company had leased the property since July 1996 for a reduced monthly rent based which was 5% below an independent appraised market rate, which increased annually in a percentage amount equal to one-half of the percentage increase in the Consumer Price Index for the previous year. During the fiscal year ended March 31, 2000, the Company incurred obligations of $52,138 to such partnership under the lease.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       Documents filed as part of this report:

         1. Financial Statements. The following financial statements filed as part of this report are listed on pages F-2 to F-23 and herein by reference:

         Financial Statement                                                Page
         -------------------                                                ----
         Report of Independent Public Accountants                            F-3
         Consolidated Balance Sheets                                         F-4
         Consolidated Statements of Operations                               F-5
         Consolidated Statements of Changes in Shareholders' Equity          F-6
         Consolidated Statements of Cash Flows                               F-7
         Notes to Consolidated Financial Statements                          F-8

         2.   Exhibit:

         Exhibit Number    Document                                                  Page
         --------------    --------                                                  ----
         3.1               Articles of Incorporation by the Company*
         3.1(a)            Specimen of Series A 8% Cumulative Convertible
                           Preferred Stock                                            31
         3.1(b)            Specimen of Series B 10% Cumulative Convertible
                           Preferred Stock                                            37
         3.1(c)            Specimen of Series C 10% Cumulative Convertible
                           Preferred Stock*****
         3.2               Bylaws of the Company*
         3.3               Articles of Incorporation of Great River Systems, Inc.*
         3.4               Bylaws of GRSI*
         4.2               Specimen of Common Stock Certificate*
         4.4               [Form of] Representative's Warrant*
         10.1              Stock Purchase and Merger Agreement (Sunburst)****
         10.15             1994 Stock Option Plan, Form of Incentive
                           Agreement*
         10.17             Employment Agreement of John W. Olynick                    43
         10.19             Form of Lock-Up Agreement of Shareholders*
         10.20             Form of Stock Purchase Agreement, Promissory
                           Note and Escrow Agreement for July 31, 1994
                           issuance of Common Stock*
         10.29             Coast Business Credit Loan and Security Agreement ***
         10.30             SYMRP Purchase Agreement*
         10.31             Agreement and Plan of Reorganization dated as of
                           June 1, 1996 among Prologic Management Systems,
                           Inc., BASIS, Inc., BASIS Acquisition Corp. and
                           certain Principal Shareholders of BASIS, Inc.**
         11.1              Earnings per Share Calculation                             53
         21                Subsidiaries
         27                Financial Data Schedule                                    54

* Incorporated by reference to the corresponding exhibit number in the Company's Registration Statement on Form SB-2 (Commission file no. 33-89384-LA).
** Incorporated by reference to the corresponding exhibit number in the Company's Form 8-K filed on August 23, 1996.
*** Incorporated by reference to the corresponding exhibit number in the Company's Form 10-KSB filed on July 14, 1999.
**** Incorporated by reference to the corresponding exhibit number in the Company's Form 8-K filed on August 19, 1999.
***** Incorporated by reference to exhibit number 3.1 in the Company's Form 10-QSB filed on February 22, 2000.


B.       Report on Form 8-K.

         During the fourth quarter of fiscal 2000, the Company filed a Report on Form 8-K dated December 30, 1999, reporting under Item 5. Other Events: (1) the failure of Sunburst Acquisitions IV, Inc. ("Sunburst") to meet its Tranche 2 Purchase obligations under the July 8, 1999 Stock Purchase and Merger Agreement (the "SPMA") between the Company and Sunburst, and the Company's expectation that neither the additional stock purchases required of Sunburst under the SPMA nor the merger of the Company into Sunburst as contemplated therein, will occur as originally reported; (2) the expiration of the Company's September 15, 1999 definitive agreement to acquire Solid Systems, Inc. by the scheduled closing date of December 15, 1999; (3) the designations and sale of 75,000 shares of the Company's Series C Convertible Preferred Stock for an aggregate of $750,000; and
(4) the Company's Board of Directors' termination of the employment contract with James M. Heim, under which Mr. Heim served as President of the Company, and Mr. Heim's acceptance of the Board's request to retain his services, on an "at will" basis, as the Company's Chairman of the Board and Chief Executive Officer at a salary adjusted accordingly.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                       YEARS ENDED MARCH 31, 2000 AND 1999

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                                    CONTENTS



Report of Independent Certified Public Accountants                              F-3

Consolidated Financial Statements
     Consolidated Balance Sheets                                                F-4
     Consolidated Statements of Operations                                      F-5
     Consolidated Statements of Changes in Stockholders' Equity (Deficit)       F-6
     Consolidated Statements of Cash Flows                                      F-7

Notes to Consolidated Financial Statements                                      F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Prologic Management Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Prologic Management Systems, Inc. and subsidiaries (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologic Management Systems, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




                                             (s) BDO SEIDMAN, LLP

Los Angeles, California
June 5, 2000

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,
                                                                                               ---------
                                                                                         2000             1999
                                                                                         ----             ----
ASSETS (Note 4)

Current assets:
   Cash                                                                              $    447,910       $     50,814
   Restricted cash (Notes 2 and 4)                                                        300,000            300,000
   Accounts receivable, less allowance for doubtful accounts of $335,863 and
     $264,214 Receivables include $0 and $236,007 of accounts under an
     assignment of proceeds agreement (Notes 1 and 4)                                   7,573,226          2,317,164
   Inventory                                                                              203,463            516,937
   Prepaid expenses                                                                        23,465              4,265
                                                                                     ------------       ------------

Total current assets                                                                    8,548,064          3,189,180

Property and equipment, net (Note 3)                                                      403,435            425,652
Goodwill, net                                                                             619,245          1,028,162
Other assets                                                                              322,342             83,420
                                                                                     ------------       ------------
                                                                                     $  9,893,086       $  4,726,414
                                                                                     ============       ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Short-term debt and notes payable (Note 6)                                        $  1,646,060       $    349,136
   Notes payable - related parties (Note 12)                                               14,400            100,400
   Accounts payable (Note 1)                                                            5,674,105          2,836,844
   Accrued expenses                                                                       654,154            553,269
   Deferred maintenance revenue                                                           502,936            120,891
   Short-term portion of line of credit (Note 4)                                        4,647,306                 --
   Net liabilities of discontinued operations (Note 2)                                     14,061            461,298
                                                                                     ------------       ------------

Total current liabilities                                                              13,153,022          4,421,838

Long-term portion of line of credit (Note 4)                                                   --          1,234,256

Long-term debt and notes payable, excluding current portion (Note 6)                       66,573            533,217
                                                                                     ------------       ------------

Total liabilities                                                                      13,219,595          6,189,311
                                                                                     ------------       ------------

Commitments and contingencies (Notes 1, 4, 8, 9, 11 and 13)

Stockholders' deficit (Notes 5, 6, 8, and 9):
   Series A cumulative convertible preferred stock, no par value, 16,667 shares authorized, 16,667 shares issued and outstanding, liquidation value of
     $6.00 per share plus accrued dividends                                               100,000            100,000
   Series B cumulative convertible preferred stock, no par value, 100,000 shares authorized, 72,000 shares issued and outstanding, liquidation value
     of $10 per share plus accrued dividends                                              519,883            519,883
   Series C cumulative convertible preferred stock, no par, 100,000 shares authorized, 75,000 shares issued and outstanding, liquidation value of $10
     per share plus accrued dividends                                                     750,000                 --
   Common stock, no par value, 10,000,000 shares authorized, 8,429,577 and
     4,711,349 shares issued and outstanding                                            9,620,812          8,692,637
   Stock subscription receivable                                                         (191,500)                --
   Warrants                                                                               728,770            694,230
   Accumulated deficit                                                                (14,854,474)       (11,469,647)
                                                                                     ------------       ------------

Total stockholders' deficit                                                            (3,326,509)        (1,462,897)
                                                                                     ------------       ------------

Total liabilities and stockholders' deficit                                          $  9,893,086       $  4,726,414
                                                                                     ============       ============


          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Years ended March 31,
                                                              ---------------------
                                                             2000               1999
                                                             ----               ----
Revenue (Note 10):
   Hardware                                              $ 23,586,367       $  8,879,045
   Professional services                                    4,873,380          2,821,600
   Software license                                         6,754,679          1,673,393
                                                         ------------       ------------

Total revenue                                              35,214,426         13,374,038
                                                         ------------       ------------

Cost of sales:
   Hardware                                                21,352,928          7,882,768
   Professional services                                    3,024,476          1,247,336
   Software license                                         5,147,814          1,238,864
                                                         ------------       ------------

Total cost of sales                                        29,525,218         10,368,968
                                                         ------------       ------------

Gross profit                                                5,689,208          3,005,070
                                                         ------------       ------------

Operating expenses:
   General and administrative                               4,273,033          4,281,656
   Selling and marketing                                    2,004,194          1,008,381
   Research and development                                   360,799             51,750
                                                         ------------       ------------

Total operating expenses                                    6,638,026          5,341,787
                                                         ------------       ------------

Operating loss                                               (948,818)        (2,336,717)
                                                         ------------       ------------

Other (income) expense:
   Interest expense                                           888,385            412,332
   Other (income)                                             (22,325)           (26,040)
                                                         ------------       ------------

Total other expense                                           866,060            386,292
                                                         ------------       ------------

Loss from continuing operations                            (1,814,878)        (2,723,009)
Income (loss) from discontinued operations (Note 2)        (1,443,949)           494,822
                                                         ------------       ------------

Net (loss)                                                 (3,258,827)        (2,228,187)
                                                         ------------       ------------

Preferred stock dividend                                     (126,000)                --

Cumulative preferred stock dividend                           (52,750)           (83,033)
                                                         ------------       ------------

Net loss applicable to common stockholders               $ (3,437,577)      $ (2,311,220)
                                                         ============       ============

Weighted average number of common shares:
   Basic and diluted                                        6,590,070          4,615,329
                                                         ============       ============

Loss per common share:
   Basic and diluted for continuing operations           $       (.30)      $       (.61)
   Basic and diluted for discontinued operations                 (.22)               .11
   Basic net (loss) per common share                     $       (.52)      $       (.50)
                                                         ============       ============

          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED MARCH 31, 2000 AND 1999


                                Series A                Series B                 Series C
                               Cumulative              Cumulative               Cumulative
                               Convertible             Convertible              Convertible
                             Preferred Stock         Preferred Stock          Preferred Stock           Common Stock
                          ----------------------  ----------------------  -------------------------  --------------------
                             Shares      Amount     Shares      Amount      Shares       Amount       Shares     Amount    Warrants
                             ------      ------     ------      ------      ------       ------       ------     ------    --------
BALANCE, March 31, 1998      41,667    $250,000           -    $      -                             4,478,724  $8,493,270  $582,053
   Issuance of
     preferred stock
     in connection
     with conversion
     of a note                    -           -      72,000     519,883            -             -          -           -         -
   Common stock issued
     for interest                 -           -           -           -            -             -    120,000      36,198         -
   Issuance of warrant
     in connection
     with services to
     raise capital                -           -           -           -            -             -          -           -   112,177
   Conversion of
     preferred stock
     to common stock        (25,000)   (150,000)          -           -            -             -     75,000     150,000         -
   Issuance of common
     stock in
     connection with
     conversion of a
     note                         -           -           -           -            -             -     32,000      11,200         -
   Issuance of common
     stock in
     connection with
     conversion of a
     note                         -           -           -           -            -             -      5,625       1,969         -
   Net loss                       -           -           -           -            -             -          -           -         -
                          ----------   ---------  ----------  ----------  -----------   -----------  ---------  ---------  ---------

BALANCE, March 31, 1999      16,667     100,000      72,000     519,883            -             -  4,711,349   8,692,637   694,230

   Common stock issued
     for interest                 -           -           -           -            -             -    120,000      53,170         -
   Common stock issued            -           -           -           -            -             -  3,459,972   1,000,000         -
   Expenses associated
     with issuance of
     common stock                 -           -           -           -            -             -          -    (252,645)        -
   Issuance of
     Preferred stock              -           -           -           -       75,000       750,000          -           -         -
   Issuance of stock
     dividend on
     Preferred Series
     B stock                      -           -           -           -            -             -    134,956     126,000         -
   Issuance of common
     stock through
     exercise of stock
     option                       -           -           -           -            -             -      3,300       1,650         -
   Issuance of warrant
     in connection
     with services
     performed                    -           -           -           -            -             -          -           -    34,540

   Net loss                       -           -           -           -            -             -          -           -         -
                          ----------   ---------  ----------  ----------  -----------   -----------  ---------  ---------  ---------

BALANCE, March 31, 2000      16,667    $100,000      72,000    $519,883       75,000      $750,000   8,429,577 $9,620,812  $728,770
                          ==========   =========  ==========  ==========  ===========   ===========  =========  =========  =========



                            Stock         Stockholders'       Total
                           Subscription    Accumulated        Equity
                           Receivable       Deficit         (Deficit)
                           ----------       -------         ---------
BALANCE, March 31, 1998    $              $(9,241,460)         $83,863
   Issuance of
     preferred stock
     in connection
     with conversion
     of a note                    -                 -          519,883
   Common stock issued
     for interest                 -                 -           36,198
   Issuance of warrant
     in connection
     with services to
     raise capital                -                 -          112,177
   Conversion of
     preferred stock
     to common stock              -                 -                -
   Issuance of common
     stock in
     connection with
     conversion of a
     note                         -                 -           11,200
   Issuance of common
     stock in
     connection with
     conversion of a
     note                         -                 -            1,969
   Net loss                       -        (2,228,187)      (2,228,187)
                           ---------      ------------     ------------

BALANCE, March 31, 1999           -       (11,469,647)      (1,462,897)

   Common stock issued
     for interest                 -                 -           53,170
   Common stock issued            -                 -        1,000,000
   Expenses associated
     with issuance of
     common stock                 -                 -         (252,645)
   Issuance of
     Preferred stock       (191,500)                -          558,500
   Issuance of stock
     dividend on
     Preferred Series
     B stock                      -          (126,000)               -
   Issuance of common
     stock through
     exercise of stock
     option                       -                 -            1,650
   Issuance of warrant
     in connection
     with services
     performed                    -                 -           34,540

   Net loss                       -        (3,258,827)      (3,258,827)
                           ---------      ------------     ------------

BALANCE, March 31, 2000   $(191,500)     $(14,854,474)    $(3,326,509)
                           =========      ============     ============

          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH                                                                    Years ended March 31,
                                                                                           -------------------------------
                                                                                               2000              1999
                                                                                           -------------     -------------
Cash flows from operating activities:
   Net loss                                                                                 $(3,258,827)      $(2,228,187)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                              633,206           398,933
     Issuance of common stock for interest incurred                                              53,170            38,167
     Issuance of warrants for services and interest incurred                                     34,540           112,177
     Loss on disposal of fixed assets                                                             5,118                 -
     Change in assets and liabilities:
       Accounts receivable                                                                   (5,256,062)         (483,565)
       Inventory                                                                                313,474          (339,404)
       Prepaid expenses                                                                         (19,200)           57,812
       Other assets                                                                            (238,922)          149,719
       Accounts payable                                                                       2,837,261         1,330,362
       Accrued expenses                                                                         100,885            82,012
       Deferred maintenance revenue                                                             382,045          (113,565)
                                                                                           -------------     -------------

   Total adjustments                                                                         (1,154,485)        1,232,648
                                                                                           -------------     -------------

Net cash used in continuing operating activities                                             (4,413,312)         (995,539)

Net cash (used in) provided by discontinued operations (Note 2)                                (447,237)        1,047,737
                                                                                           -------------     -------------

Net cash (used in) provided by operating activities                                          (4,860,549)           52,198

Cash flows from investing activities:
   Purchase of equipment                                                                       (207,190)         (144,451)
   Investing activities of discontinued operations (Note 2)                                           -             2,000
                                                                                           -------------     -------------

Net cash (used in) provided by investing activities                                            (207,190)         (142,451)
                                                                                           -------------     -------------

Cash flows from financing activities:
   Net change in line of credit                                                               3,413,050            36,211
   Issuance of long-term debt and notes payable                                                 744,280                 -
   Issuance of Series C cumulative convertible preferred stock                                  558,500                 -
   Issuance of common stock                                                                     749,005                 -
   Financing activities of discontinued operations (Note 2)                                           -                 -
                                                                                           -------------     -------------

Net cash provided by financing activities                                                     5,464,835            36,211
                                                                                           -------------     -------------

Net increase (decrease) in cash                                                                 397,096           (54,042)

Cash, beginning of year                                                                          50,814           104,856
                                                                                           -------------     -------------

Cash, end of year                                                                           $   447,910       $    50,814
                                                                                           =============     =============

Supplemental statement of cash flow information:
   Cash paid during the year for interest                                                   $   812,403       $   152,731
   Cash paid during the year for taxes                                                                -                 -
                                                                                           =============     =============

Non-cash financing and investing activities:
   Conversion of preferred Series A stock to common stock                                   $         -       $   150,000
   Conversion of convertible subordinated notes to Series B cumulative convertible
     preferred stock                                                                                  -           519,883
   Reclassification of costs associated with Series B preferred stock                                 -           200,116
   Conversion of debt and interest to common stock                                                    -            11,200
   Conversion of debt and interest to Series C preferred stock                                  220,780                 -
   Subscription receivable                                                                      191,500                 -

          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY AND ITS OPERATIONS

NATURE OF BUSINESS AND SUMMARY OPERATIONS

Prologic Management Systems, Inc. ("Prologic"), an Arizona corporation, with its wholly-owned subsidiaries, Great River Systems, Inc. ("GRSI") and BASIS, Inc. ("BASIS") (collectively, the "Company") provides a full range of hardware and commercial software solutions, with a focus on UNIX-based products, as well as NT and legacy interoperability. The Company also provides systems integration services, networking services and applications software for the commercial market together with related support services. In addition, Prologic has developed proprietary application software which is licensed to manufacturers and companies in the wholesale distribution industry.

The Company has historically generated the majority of its revenue from the resale of hardware and software products produced by third parties, primarily Sun Microsystems, Inc. (Sun). Sales of Sun products accounted for approximately 66% and 68%, of total revenue for the years ended March 31, 2000 and 1999, and represented approximately 90% of hardware revenue for the same periods. BASIS's reseller agreement with Sun can be canceled by either party upon 30 days notice. The Company anticipates that the reseller agreement will continue indefinitely. The Company is contractually required to purchase all Sun products from a designated distributor (supplier) of Sun products. The Company's supplier offers credit terms and financing arrangements whereby accounts receivable from the sales of certain Sun products are assigned to the supplier, to whom customers are directed to send payment. At March 31, 2000 and 1999, the Company owed approximately $5,118,101 and $1,848,477 to its supplier, of which $0 and $236,007 represented accounts receivable assigned to its supplier. Subsequent to March 31, 2000 and March 31, 1999, the Company exceeded its credit limit with its supplier. Management is currently pursuing options available for increasing the credit limit and financing purchases with other sources. Although this relationship and the stated credit limit have not caused delays in meeting customer shipments, management believes that because of the trends in the Company's operating results and the current low credit limit, its ability to meet customer demands could be effected.

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

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS OPERATIONS (CONTINUED)

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses and has negative cash flow from operations and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with regard to these matters are described below. In addition, the Company's ability to obtain additional financing may be impaired due to the delisting of its securities from the Nasdaq SmallCap Market.

MANAGEMENT PLANS

The Company intends to manage its short-term liquidity through extending payments to vendors, engaging additional investors and creditors, and negotiating an increased credit limit with its primary supplier. The Company believes its investment to build the infrastructure to expand the delivery of professional services and a recently implemented sales and marketing effort directed at selling these services to its customers will significantly improve its operating results. The Company believes that a shift in revenue mix will result in a more favorable gross profit margin, reduce borrowing requirements, and produce a higher net margin as professional services become a larger percentage of total revenue. There can be no assurance, however, that the Company will be able to successfully complete a shift in revenue mix or that the transition will result in higher gross or net margins.

During fiscal year ending March 31, 2000, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Sunburst Acquisitions IV, Inc., a Colorado corporation ("Sunburst"). The terms of the SPMA required Sunburst to purchase up to 6,171,235 shares of the Company's common stock for $5,000,000. The investment by Sunburst was to be staged in two parts. The first stage ("Tranche 1") was a purchase of 3,459,972 shares at $.289 per share, for a total of $1,000,000. The second stage ("Tranche 2") was to be a purchase of up to 1,820,791 shares at $1.0984 per share, for a total of $2,000,000. The Company received the initial funding in August of 1999. However, the second stage ("Tranche 2") has not occurred as of the date of this report.

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

DISCONTINUED OPERATIONS

Great River Systems, Inc. has been accounted for as a discontinued operations pursuant to Management's formal adoption on March 31, 2000 of a plan to dissolve the business unit. Net assets to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at March 31, 2000 and 1999, and the March 31, 1999 balance sheet has been restated to conform with current year's presentation.

Net assets of discontinued operations at March 31, 2000 and 1999 consist of:

                                                              March 31,
                                                   --------------------------------
                                                       2000               1999
                                                   --------------     -------------
 Cash                                                       $688           $77,348
 Accounts receivable                                      13,862           311,013
 Property and equipment, net                                   -            66,349
                                                   --------------     -------------

 Total assets                                             14,550           454,710
                                                   --------------     -------------

 Accounts payable                                         28,611           735,326
 Accrued expenses                                              -           180,682
                                                   --------------     -------------

                                                          28,611           916,008
                                                   --------------     -------------

 Net liabilities of discontinued operations              $14,061          $461,298
                                                   ==============     =============

Operating results of this discontinued operation for the year ended March 31, 2000 are shown separately in the accompanying income statement. The income statements for the year ended March 31, 1999 have been restated to conform to the current year's presentation. The operating results of this discontinued operation for the years ended March 31, 2000 and 1999 consist of:

                                                March 31,
                                     --------------------------------
                                         2000               1999
                                     --------------     -------------
 Net sales                             $     9,218        $3,704,639
 Gross profit (loss)                   $   (52,004)       $1,066,800
 Income (loss) from operations         $(1,136,579)       $  488,858
 Net income (loss)                     $(1,443,949)       $  494,822

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

RECLASSIFICATIONS

Certain amounts in 1999 were reclassified to conform with 2000 financial statement presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgement is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

The carrying amount of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The terms of notes payable and other long-term obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

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

RESTRICTED CASH

Restricted cash consists of a certificate of deposit that secures the Company's revolving line of credit, which earns interest at prime minus 3.0%.

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

PRODUCT DEVELOPMENT

Under Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. In addition, the Company has and plans to continue to purchase software from third parties. Purchased software is also accounted for in accordance with SFAS No. 86. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial, and therefore no software development costs were capitalized by the Company in fiscal 2000 or fiscal 1999.

IMPAIRMENT OF LONG-LIVED ASSETS

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.

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

GOODWILL

Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years for Great River System, Inc. and BASIS. Amortization expense for the years ended March 31, 2000 and 1999 totaled $244,500 for both years. In the current year, management wrote off the remainder of the goodwill associated with the discontinuance of Great Rivers Systems, Inc.

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

INCOME TAXES

The Company accounts for income taxes utilizing the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether or not it is more likely that the net deferred tax asset will be realized.

RESEARCH AND DEVELOPMENT EXPENSES

The Company expenses research and development costs as incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs". Research and development expenses are costs associated with products or processes for which technological feasibility has not been proven and future benefits are uncertain.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees", the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria.

The Company currently uses the disclosure standards of SFAS 123 but accounts for stock based compensation using APB 25.

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

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the years ended March 31, 2000 and 1999, is as follows:

                                                          Years ended March 31,
                                                       -----------------------------
                                                          2000             1999
                                                       ------------     ------------
 Loss per share - Basic and diluted:
   Net loss applicable to common shareholders          $(3,437,547)     $(2,311,220)
                                                       ============     ============

   Weighted average number of common shares              6,590,070        4,615,329
                                                       ============     ============

 Loss per common share - Basic and diluted             $      (.52)     $      (.50)
                                                       ============     ============

NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                          Years ended March 31,
                                                       -----------------------------
                                                          2000             1999
                                                       ------------     ------------
                                                                        (restated)
 Furniture and leasehold improvements                     $365,084         $299,141
 Equipment and software                                    818,129        1,061,248
                                                       ------------     ------------

 Less accumulated depreciation                             779,778          934,737
                                                       ------------     ------------

 Net property and equipment                               $403,435         $425,652
                                                       ============     ============

NOTE 4 -- LINE OF CREDIT

In March 1998, BASIS and GRSI obtained a line of credit in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 2) and equipment loans in the first year (maximum equipment loan is $250,000). This line of credit is secured by substantially all of BASIS and GRSI's assets. As of March 31, 2000 and 1999, borrowings under this line of credit were $4,647,306 and $1,234,256, respectively, with additional availability of approximately $352,694 at March 31, 2000.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- LINE OF CREDIT (CONTINUED)

The line of credit bears monthly interest at the highest prime rate in effect during each month (8.83% during March 31, 2000) plus 1.75% per annum for the portion of the loan related to accounts receivable and prime plus (8.83% at March 31, 2000) 2.25% per annum for the portion related to equipment purchases subject to a minimum charge in any month of not less than 9% per annum. Interest is based on a minimum daily loan balance of $1,000,000. The line matures on March 31, 2001.

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

The line of credit agreement requires that BASIS and GRSI maintain a combined minimum net worth of $750,000. At March 31, 2000, BASIS and GRSI were in compliance with this covenant.

NOTE 5 -- CONVERTIBLE SUBORDINATED NOTES

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

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- SHORT-TERM DEBT AND NOTES PAYABLE

Short-term debt and notes payable are as follows:

                                                                                             March 31,
                                                                                    -----------------------------
                                                                                       2000             1999
                                                                                    ------------     ------------
Notes payable, interest at 2% per month, secured by various equipment, originally due on March 31, 1998, since extended on a month-to-month basis
  with an option to exchange for common stock.                                      $  150,000      $  150,000

Software purchase agreement with minimum royalties of $250,000, minimum payments due in annual installments of $25,000 through June 30, 2000 and the remaining principal and interest due March 31, 2001; secured
  by purchased software.                                                               150,000         194,156

Note payable, interest at 8.5%, unsecured, principal and interest due monthly
  through March 31, 2004.                                                               84,688         126,499

Original note payable, interest at 2% per month plus 10,000 shares per month of restricted common stock, unsecured.  In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component.  The replacement note is unsecured, in the amount of $164,500 which includes interest and expenses previously accrued, and bears interest at 2% per month.  After an initial payment of $15,693, the note is payable in twelve equal monthly installments of $15,555, including principal and
  interest, through March 2001.                                                        164,500         100,000

Note payable, interest at prime less 3.0%, due on the earlier of the termination of the line of credit or March 28, 2001, secured by restricted
  cash (Note 2).                                                                       300,000         300,000

Note payable, interest at 11% per annum on the outstanding principal, monthly payments of $50,000 through May 30, 2000 with a balloon payment of the
  remaining balance.                                                                   813,938              --

Other                                                                                   49,507          11,698
                                                                                    ----------      ----------

Total short-term debt and long-term debt                                             1,712,633         882,353

Less current portion of long-term debt and  notes payable                            1,646,060         349,136
                                                                                    ----------      ----------

Long-term debt and notes payable, excluding current portion                         $   66,573      $  533,217
                                                                                    ==========      ==========

During fiscal 1999, notes totaling $10,000 in principal and $1,200 in accrued interest were exchanged for common stock.

A summary of long-term debt and notes payable installments after March 31, 2000 is as follows:

                                Amount
                              ------------

      2001                     $1,646,060
      2002                         66,573
                              ------------
                               $1,712,633
                              ============

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- INCOME TAXES

The Company has a net operating loss carryforward approximating $14.0 million for federal income tax purposes which expires in varying amounts from 2001 through 2020. Utilization of the net operating loss carryforward may be significantly limited or eliminated as a result of change in ownership as defined in Section 382 of the internal revenue code.

A reconciliation of the difference between the provision for income taxes and the amount that would be computed using statutory federal income tax rates is as follows:

                                                          Years ended March 31,
                                                          ---------------------
                                                          2000              1999
                                                          ----              ----
Benefit computed at federal rate of 34%               $(1,108,000)      $  (747,000)
State income tax benefit, net of federal benefit         (144,000)         (176,000)
Increase in valuation allowance                         1,098,000           923,000
Expiration of unused net operating losses                 154,000                --
                                                      -----------       -----------
Benefit for income taxes                              $         -       $         -
                                                      ===========       ===========

A detail of the net deferred tax asset is as follows:

                                            Years ended March 31,
                                            ---------------------
                                           2000               1999
                                           ----               ----
Deferred tax assets:
  Net operating loss carryforward      $ 5,293,000       $ 4,384,000
  Allowance for doubtful accounts          134,000            98,000
  Deferred maintenance revenue             201,000            48,000
  Goodwill                                  40,000            40,000
  Other accruals                             5,000             5,000
                                       -----------       -----------

Total deferred tax assets                5,673,000         4,575,000

Less valuation allowance                (5,673,000)       (4,575,000)
                                       -----------       -----------

Net deferred tax assets                $         -       $         -
                                       ===========       ===========

Net deferred tax assets of approximately $5,673,000 have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- CAPITAL STOCK

COMMON STOCK

In fiscal 2000, the Company issued 120,000 shares of common stock in connection with month-to-month extensions on a $100,000 bridge note payable (see Note 7). The terms of the bridge note extension require the Company to issue 10,000 additional shares of common stock to the lender for each month the note is extended. The fair value of these shares was charged to interest expense.

In fiscal 2000, the Company issued 3,459,972 shares of common stock in accordance with the Sunburst agreement (described in Note 1) for $1,000,000. The Company incurred costs of $252,645 in expenses associated with this agreement.

In fiscal 2000, the Company declared a Series B preferred stock dividend. The dividend was paid by issuing 134,956 shares of common stock. The fair value of these shares was $126,000 on the date of grant.

In fiscal 2000, the Company issued 3,300 shares of common stock in connection with an employee stock option exercise.

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

COMMON STOCK WARRANTS

In fiscal 2000, the Company issued warrants for the purchase of 40,000 shares of common stock at $1.00 per share in connection with consulting services that were rendered during the year. The fair value of $34,540 of these warrants was recorded as consulting expense in the accompanying financial statements.

During fiscal 1999, the Company issued warrants for the purchase of 141,000 shares of common stock to financial advisory companies at varying exercise prices ranging from $1.00 to $3.00 per share, expiring from February 2000 to November 2002. The agreements provide for the issuance of warrants for the purchase of up to an additional 50,000 shares of the Company's common stock, dependent upon the continuation of the agreements, which are cancelable by either party without penalty. The warrants were valued at $50,256, based on the fair value on the date of issuance, and have been recorded as general and administrative expense in the accompanying financial statements.

In fiscal 1999, the Company issued 72,000 warrants in connection with the conversion of the $720,000 note (see Note 5). The fair value of the warrants at $61,920 was recorded as interest expense and a reduction of the principal note balance of the note, based on the fair market value. The remaining debt issue costs were reclassed against the preferred Series B stock.

In fiscal 1999 the Company issued 75,000 warrants in connection with the conversion of the Series A preferred stock, as discussed below in Note 8. The warrants were valued at $23,250, based on the fair value on the date of issuance.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- CAPITAL STOCK (CONTINUED)

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Series A preferred stock agreement provides for dividends at the rate of 8%, payable quarterly payable in cash or shares of common stock at a stated price of $2.00 per share, at the discretion of the Company's Board of Directors. Cumulative unpaid dividends totaled approximately $16,000 and $8,000 at March 31, 2000 and 1999, respectively. Holders of Series A preferred stock have liquidation preference over holders of common stock and receive $6.00 per share plus accrued dividends, in the event of liquidation.

Holders of Series A preferred stock may convert each share of Series A preferred stock into shares of common stock with a minimum stated value of $2.00 per share beginning after June 1998, at a conversion rate of $6.00 per preferred stock share (each share of Series A preferred is convertible into three shares of common stock), subject to adjustment. In addition, for each share of common stock received through conversion, holders are entitled to receive one warrant to purchase one share of common stock at the conversion price ($2.00 per share). Warrants issued under this agreement expire in December 2000.

Series A preferred stock is subject to conversion 12 months after the issuance at the option of the Company, contingent upon an increase in the price of common stock equal to at least 150% of the conversion price ($3.00 per share, subject to adjustment).

On August 30, 1999, the Company's Board of Directors amended its articles of incorporation, to reduce the number of authorized shares from 750,000 to 16,667.

In July 1998, holders of 25,000 shares of Series A preferred totaling $150,000 converted their shares into 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock as provided in the preferred stock agreement.

SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

In March 1998, the Company authorized 100,000 shares of 10% Series B Cumulative Convertible preferred stock (Series B preferred). The Series B preferred stock agreement provides for the dividends at a rate of 10% of the issued and outstanding balance payable semi-annually beginning October 31, 1998, payable in cash or shares of common stock, subject to provisions in the agreement. Cumulative unpaid dividends totaled approximately $18,000 and $72,000 at March 31, 2000 and 1999, respectively.

Series B Preferred may be converted to common stock at the option of the shareholder. The conversion rate (4.44 common shares to be received per one preferred shares) is calculated by dividing the stated value ($10 at March 31,
2000) by the effective conversion price ($2.25 at March 31, 2000).

The Company may redeem Series B preferred at the stated value plus accrued dividends with at least 20 days notice to the shareholders and may not reissue any shares repurchased.

Holders of Series B have liquidation preference over holders of common stock. In the event of liquidation, Series B preferred shareholders will receive $10 per share plus accrued dividends.

In June 1998, holders of $720,000 of convertible notes converted their notes into 72,000 shares of Series B preferred and warrants to purchase 72,000 shares of common stock (see Note 6). The warrants are exercisable at $1 per share and expire March 31, 2001, which was the fair market value of the warrants at the date of their issuance. The fair value of $61,920 of these warrants was charged to interest expense.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- CAPITAL STOCK (CONTINUED)

SERIES C CUMULATIVE PREFERRED STOCK

In December 1999, the Company authorized 100,000 shares of 10% Series C Cumulative Convertible preferred stock. The Series C preferred stock provides for dividends at the rate of 10% payable semi-annually beginning April 30, 2000, to be paid in cash or shares of common stock, subject to provision in the agreement. Cumulative unpaid dividends totaled approximately $18,750 at March 31, 2000.

Series C preferred stock may be converted into common stock at the option of the shareholder. The conversion rate (4.44 common shares to be received per one preferred shares) is calculated by dividing the stated value ($10 at March 31,
2000) by the effective conversion price ($2.25 at March 31, 2000), subject to adjustment.

The Company may redeem the Series C preferred stock at the stated value plus accrued dividends with at least 20 days notice to the shareholders and may not reissue any shares repurchased.

In fiscal 2000, the Company issued 75,000 shares of Series C preferred stock (including 37,500 to a related party and 37,500 to an entity in which officers of the Company hold a minority interest). Of the 75,000 shares issued, the Company received $337,720 in cash, $220,780 represented conversion of debt from a related party, with the remaining $191,500 balance to be collected within the next year.

NOTE 9 -- STOCK OPTION PLAN

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

The following table summarizes the activity under the Company's stock option plan:

                                                                           Years ended March 31,
                                                        ----------------------------------------------------------
                                                                  2000                            1999
                                                        --------------------------     ---------------------------
                                                        Number of       Price           Number of       Price
                                                          Shares        Per Share        Shares         Per Share
                                                        -----------     ----------     ------------     ----------
 Options outstanding, beginning of year                    351,250          $1.81          460,363          $1.68
   Granted                                               1,217,500            .50           54,500            .50
   Canceled/expired                                        429,369            .50          163,613           1.00
   Exercised                                                 3,300            .50                -              -
                                                        -----------     ----------     ------------     ----------

 Options outstanding, end of year                        1,136,081            .73          351,250          $1.81
                                                        ===========     ==========     ============     ==========

 Options exercisable, end of year                          488,982           1.02          252,292           1.02
                                                        ===========     ==========     ============     ==========

 Weighted average fair value of options granted                              $.19                            $.08
                                                                        ==========                      ==========

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- STOCK OPTION PLAN (CONTINUED)

Options outstanding and exercisable by price range as of March 31, 2000 are as follows:

                                                         Weighted
                                                          Average        Weighted                     Weighted
                                                         Remaining       Average                      Average
                                         Options        Contractual      Exercise       Options       Exercise
Range of Exercise Prices               Outstanding         Life           Price       Exercisable      Price
                                       -------------    ------------    -----------   ------------   -----------
$.50 - $1.81                              1,136,081            3.62           $.91        488,982         $1.02
                                       =============    ============    ===========   ============   ===========

In June 1998, the Board authorized the repricing of 100,000 stock options with exercise prices in excess of $3.88 to $1.00 per share. The effect of these repricings are reflected in the summary tables above.

The Company has elected to account for its stock-based compensation plans under APB No. 25 and has therefore recognized no compensation expense in the accompanying consolidated financial statements for stock-based employee awards granted as the option price for all employees options grants exceeded the fair value of the Company's common stock on the date of grant. Additionally, the Company has computed for pro forma disclosure purposes the value of all options granted during 2000 and 1999, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                    2000
                                                                                   Options         1999 Options
                                                                                 ------------      -------------
 Risk free interest rate                                                                5.84 %      5.14 - 5.46 %
 Expected dividend yield                                                                   -                  -
 Expected lives                                                                      5 years            5 years
 Expected volatility                                                                 280-560 %              532 %

If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net loss and loss per common and common share equivalent would have been as follows:

                                                                                      Years ended March 31,
                                                                                  -------------------------------
                                                                                      2000              1999
                                                                                  -------------     -------------
 Net loss:

   As reported                                                                     $(3,437,577)      $(2,311,220)
   Pro forma                                                                        (3,666,145)       (2,491,734)

 Loss per common share - basic and diluted:
   As reported                                                                            (.52)             (.50)
   Pro forma                                                                              (.55)             (.56)

The effects of applying SFAS No. 123 for providing pro forma disclosures for 2000 and 1999 are not likely to be representative of the effects on reported net loss and loss per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- SIGNIFICANT CUSTOMERS

The Company derives a significant portion of its total revenue from relatively few customers. The Company's five largest customers accounted for 39.01% and 31.0% of total revenue for the years ended March 31, 2000 and 1999. Revenue from one customer was 12.6% and 13% of total revenue in the years ending March 31, 2000 and March 31, 1999, respectively.

At March 31, 2000 receivables from two customer accounted for 21% and 12% of total accounts receivable.

The Company anticipates that customers that represent more than 10% of total revenue will vary from period to period depending on the placement of orders by a particular customer or customers in any given period.

NOTE 11 -- 401(k) PLAN

The Company has a 401(k) plan for the benefit of its employees. The Company may also make discretionary contributions to the plan in amounts determined by management. Participants immediately vest in both their personal contributions and in the Company's contributions. The Company contributed immaterial amounts to the plan for the years ended March 31, 2000 and 1999.

NOTE 12 -- RELATED PARTY TRANSACTIONS

The Company leased its Tucson facility for the fiscal year 1999 and part of fiscal 2000 from an organization which is partially owned by the Chief Executive Officer.

The Company had notes payable to related parties of approximately $100,400 at March 31, 1999. The effective interest rates on these notes were approximately 6.0%. In fiscal year 2000, $86,000 in principal and accrued interest was converted to Series C Preferred Stock (see Note 8).

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

The Company leases office, manufacturing and storage space, and equipment under noncancelable operating lease agreements expiring through March 2002. These leases contain renewal options, and the Company is responsible for certain executory costs, including insurance and utilities. Future minimum lease payments under operating leases that have remaining noncancelable lease terms in excess of one year at March 31, 2000 are as follows:

 Years ending March 31,                         Amount
 ----------------------------              ------------
          2001                            $    301,423
          2002                                 167,115
          2003                                 119,520
                                           ------------
                                          $    588,058
                                           ============

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

The terms of the Company's Series B Cumulative Convertible Preferred Stock agreement require that if by December 31, 1999 the Series B Cumulative Convertible Preferred Stock had not been redeemed or that the Company had not raised at least $1.5 million from the sale of equity securities excluding the Series B Cumulative Convertible Preferred Stock, the conversion rate would become fifty percent of the average price of the Company's common stock during the month of December 1999. Additionally, the Series C Cumulative Convertible Preferred Stock agreement calls for the conversion price to be adjusted downwards to match revised conversion prices of other preferred stock series. Management believes the Company had raised the required amount of funding to be in compliance with the Series B Cumulative Convertible Preferred Stock agreement. If a Company had not raised the proceeds specified in the Series B Cumulative Convertible Preferred Stock agreement, then the Company would record a deemed dividend of approximately $400,000.

NOTE 14 -- SUBSEQUENT EVENTS

On May 25, 2000, the Company entered into an agreement with an investment banking firm for financial advisory services and fundraising assistance. In connection with the agreement, the Company issued 66,666 warrants with an exercise price of $0.75 per share. The fair value of these warrants was approximately $57,000 on the date of grant.

POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James M. Heim and Richard E. Metz, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROLOGIC MANAGEMENT SYSTEMS, INC.

DATED: July 12, 2000                    By: /s/  James M. Heim
       -------------                        ------------------------------------
                                                 James M. Heim
                                                 Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Capacity                                           Date
---------                  --------                                           ----
/s/  James M. Heim         James M. Heim,                                     July 12, 2000
----------------------     Chief Executive Officer
                           (Principal Executive, Financial and Accounting
                           Officer), Secretary and Director

/s/  Richard E. Metz       Richard E. Metz,                                   July 12, 2000
----------------------     President, (Principal Executive Officer),
                           Chief Administrative Officer and Director

/s/  Mark S. Biestman      Mark S. Biestman,                                  July 12, 2000
----------------------     Director

                                 EXHIBIT INDEX

Exhibit
Number              Description of Exhibit
-------             ----------------------
 3.1(a)             Specimen of Series A 8% Cumulative Convertible Preferred Stock

 3.1(b)             Specimen of Series B 10% Cumulative Convertible Preferred Stock

10.17               Employment Agreement of John W. Olynick

27                  Financial Data Schedule