Form 10QSB
period 2000-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2000-08-21
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the quarterly period ended June 30, 2000.


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


Number of shares of common stock outstanding on June 30, 2000 was 8,439,577.


Transitional Small Business Disclosure Format:

                                               Yes ______ ; No ___X___ .

                        Prologic Management Systems, Inc.
                                      Index

                                                                             Page
                                                                             ----
Part I.     FINANCIAL INFORMATION                                              3

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 2000
             and March 31, 2000                                                3

            Condensed Consolidated Statements of Operations
              for the Three Months Ended June 30, 2000 and June 30, 1999       4

            Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended June 30, 2000 and June 30, 1999       5

            Notes to Condensed Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of
             Results of Operations and Financial Condition                     8


Part II.    OTHER INFORMATION                                                 13

Item 1.     Legal Proceedings                                                 13

Item 2.     Changes in Securities                                             13

Item 3.     Defaults upon Senior Securities                                   13

Item 4.     Submission of Matters to a Vote by Security Holders               13

Item 5.     Other Information                                                 13

Item 6.     Exhibits and Reports on Form 8-K                                  13
            Exhibit 27                                                        15

SIGNATURES                                                                    14

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30, 2000       MARCH 31, 2000
                                                                                   -------------       --------------
                                                                                    (unaudited)
Assets
Current assets:
      Cash                                                                        $    574,511       $    447,910
      Restricted cash                                                                  300,000            300,000
      Accounts receivable, less allowance for doubtful accounts of
        $335,864 at June 30, 2000 and March 31, 2000                                 9,064,315          7,573,226
      Inventory                                                                        356,702            203,463
      Prepaid expense                                                                   75,047             23,465
                                                                                  ------------       ------------
Total current assets                                                                10,370,575          8,548,064

Property and equipment, net                                                            369,879            403,435
Goodwill, net                                                                          566,782            619,245
Other assets                                                                           276,038            322,342
                                                                                  ------------       ------------
Total assets                                                                      $ 11,583,274       $  9,893,086
                                                                                  ============       ============

Liabilities and Stockholders' Deficit

Current liabilities:
      Short term debt and notes payable                                           $  1,534,840       $  1,660,460
      Line of credit                                                                 3,929,023          4,647,306
      Accounts payable                                                               8,184,314          5,674,105
      Accrued expenses                                                                 815,281            654,154
      Deferred revenue                                                                 182,007            502,936
      Net liabilities (assets) of discontinued operations                              (14,956)            14,061
                                                                                  ------------       ------------
Total current liabilities                                                           14,630,509         13,153,022

Long term debt and notes payable, excluding current portion                             61,799             66,573
                                                                                  ------------       ------------
Total Liabilities                                                                   14,692,308         13,219,595

Stockholders' Deficit
      Series A cumulative convertible preferred stock, no par value, 16,667
        shares authorized, 16,667 shares issued and outstanding                        100,000            100,000
      Series B cumulative convertible preferred stock, no par value, 100,000
         shares authorized, 72,000 shares issued and outstanding                       519,883            519,883
      Series C cumulative convertible preferred stock, no par value, 100,000
         shares authorized, 75,000 shares issued and outstanding                       750,000            750,000
      Common stock, no par value, 10,000,000 shares authorized,
         8,439,577 shares issued and outstanding                                     9,625,812          9,620,812
      Stock subscription receivable                                                   (191,500)          (191,500)
      Warrants                                                                         741,367            728,770
      Accumulated deficit                                                          (14,654,596)       (14,854,474)
                                                                                  ------------       ------------

Total stockholders' deficit                                                         (3,109,034)        (3,326,509)
                                                                                  ------------       ------------
Total liabilities and stockholders' deficit                                       $ 11,583,274       $  9,893,086
                                                                                  ============       ============

See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED JUNE 30,
                                                               2000              1999
                                                            (unaudited)        (unaudited)

Net Sales
       Hardware                                           $  8,354,331       $  6,345,963
       Licenses                                              5,179,875          1,206,081
       Services                                                901,217            661,675
                                                          ------------       ------------
                                                            14,435,423          8,213,719


Cost of Sales                                               11,987,170          6,601,265
                                                          ------------       ------------

                   Gross Profit                              2,448,253          1,612,454
Operating Expenses
       Selling and marketing                                   746,551            363,085
       General and administrative                            1,259,662          1,155,842
       Research and development                                 53,243                  0
                                                          ------------       ------------
                   Total Operating Expenses                  2,059,456          1,518,927
                                                          ------------       ------------

                   Operating Income (loss)                     388,797             93,527

Interest Expense                                              (196,428)           (69,847)
Other income (expense)                                           8,717                  0
                                                          ------------       ------------

Net Income (loss) from continuing operations                   201,086             23,680

Net Income (loss) from discontinued operations                  (1,208)          (137,335)
                                                          ------------       ------------

Net Income (loss)                                         $    199,878       $   (113,655)
                                                          ============       ============

Cumulative Preferred Stock Dividend                            (38,750)           (20,222)
                                                          ------------       ------------
Net Income (loss) available to common stockholders        $    161,128       $   (133,877)
                                                          ============       ============

Weighted average shares of common stock
       Basic                                                 8,439,577          4,721,349
       Diluted                                               9,057,800          4,721,349

Earnings (loss) per common share
       Basic and diluted for continuing operations        $       0.02       $       0.00
       Basic and diluted for discontinued operations      $       0.00       $      (0.03)
       Basic and diluted per common share                 $       0.02       $      (0.03)

See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      THREE MONTHS ENDED JUNE 30,
                                                                        2000               1999
                                                                     (unaudited)        (unaudited)

Cash flows from operating activities:
       Net income (loss)                                            $   199,878       $  (113,655)
       Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
               Depreciation and amortization                             89,169           105,670
               Issuance of warrants                                      12,596                 0
               Changes in:
                      Accounts receivable                            (1,491,089)       (3,266,905)
                      Inventory                                        (153,239)          418,602
                      Prepaid expenses                                  (51,582)         (114,860)
                      Other assets                                       46,307            50,396
                      Accounts payable                                2,510,209         2,251,202
                      Accrued expenses                                  161,127           157,326
                      Deferred maintenance revenue                     (320,929)            7,675
                                                                    -----------       -----------
                             Total adjustments                          802,569          (390,894)
                                                                    -----------       -----------
       Net cash from (used in) continuing operating activities        1,002,447          (504,549)

       Net cash (used in) discontinued operating activities             (29,017)         (183,989)

       Net cash provided by (used in) operating activities              973,430          (688,538)

Cash flows from investing activities
       Purchase of equipment                                             (3,150)          (48,081)
                                                                    -----------       -----------
       Net cash used in investing activities                             (3,150)          (48,081)

Cash flows from financing activities:
       Net change in line of credit                                    (718,283)          937,789
       Issuance of common stock                                           5,000             7,500
       Repayment of debt                                               (130,396)          (32,720)
                                                                    -----------       -----------

       Net cash provided by (used in) financing activities             (843,679)          912,569

Net increase in cash and cash equivalents                               126,601           175,950

Cash and cash equivalents at beginning of period                        447,910           128,162
                                                                    -----------       -----------
Cash and cash equivalents at end of period                          $   574,511       $   304,112
                                                                    ===========       ===========


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Interim Periods
         The accompanying condensed consolidated financial statements include the accounts of Prologic Management Systems, Inc. (the "Company") and its wholly-owned subsidiary, BASIS, Inc ("BASIS"). All significant inter-company balances and transactions have been eliminated in consolidation.

         The accompanying unaudited, condensed, consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2000. The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Discontinued Operations
         As reported in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2000, the Board of Directors authorized the closure of the Company's Great River Systems, Inc. ("GRSI") subsidiary at March 31, 2000, and its subsequent dissolution. As a result, the Company recognized a one-time restructuring charge, and a nonrecurring asset impairment charge to goodwill, at fiscal year end March 31, 2000. The nonrecurring charges, together with GRSI results of operations, were presented in the Form 10-KSB as "Net Income (Loss) from Discontinued Operation," and income for fiscal 1999, contained therein for comparative purposes, was restated without GRSI results. In this interim report on Form 10-QSB, income for the quarter ended June 30, 1999, contained herein for comparative purposes, also has been restated to conform to this revised presentation.

3.   Line of Credit
         In March 1998, the Company obtained a line of credit in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash of $300,000 and equipment loans borrowed (maximum equipment loan is $250,000). The line of credit is secured by substantially all of BASIS' assets. As of June 30, 2000, borrowings under this line of credit were $3,929,023.

         The line of credit bears monthly interest at the highest prime rate in effect during each month plus 1.75% per annum for the portion of the loan related to accounts receivable and prime plus 2.25% per annum for the portion related to equipment purchases, subject to a minimum interest rate in any month of not less than 9% per annum. Interest is based on a minimum daily loan balance of $1,000,000. The Company is required to pay a monthly minimum fee of $1,500. Also, the Company paid an initial loan fee of $50,000 in March 1998 with an additional loan fee based on .25% of the maximum dollar amount ($5,000,000) due annually thereafter. In years four and beyond, the Company must pay a renewal fee of .5% of the maximum dollar amount. The line matures on March 31, 2001.

         If the Company terminates this agreement prior to the maturity date, it must pay a penalty equal to the greater of all interest due during the prior six months or the minimum monthly interest multiplied by the number of partial or full months from the effective termination to the maturity date.

         The line of credit agreement requires that BASIS maintain a minimum net worth of $750,000. At June 30, 2000, the Company was in compliance with this covenant.

4.   Goodwill
         Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense for the quarter ended June 30, 2000 totaled $52,463. Accumulated amortization totaled $817,267 at June 30, 2000.

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

5.   Property and Equipment
         Property and equipment as of June 30, 2000, consists of the following:

                                          June 30, 2000     March 31, 2000
                                          -------------     --------------

Furniture and leasehold improvements      $   252,185       $   365,084
Equipment and software                        821,278           818,129
                                          -----------       -----------
     Total property and equipment           1,073,463         1,183,213
Less accumulated depreciation                (703,584)         (779,778)
                                          -----------       -----------
     Net property and equipment           $   369,879       $   403,435
                                          ===========       ===========

         At June 30, 2000, the Company retired $112,800 of leasehold improvements, and associated depreciation, that had been written down in prior periods.

6.   Inventory
         Inventory consists primarily of third-party computer hardware and third-party software products, which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

7.   Earnings Per Share
         Earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The following table reconciles the number of common shares used in the basic and diluted EPS calculations:


FOR THE THREE MONTHS ENDED JUNE 30, 2000
----------------------------------------

                                               NET          WEIGHTED
                                              INCOME        AVERAGE       PER-SHARE
                                              (LOSS)        SHARES         AMOUNT
                                              ------        ------         ------
BASIC EPS
Income available to common stockholders      $ 161,128      8,439,577      $   0.02

EFFECT OF DILUTIVE SECURITES
Common stock options                              --             --            --
Convertible Preferred Stock                     38,750        618,223          --

DILUTED EPS
Income available to common
stockholders - assumed conversions           $ 199,878      9,057,800      $   0.02




FOR THE THREE MONTHS ENDED JUNE 30, 1999
----------------------------------------

                                              NET          WEIGHTED
                                             INCOME        AVERAGE       PER-SHARE
                                             (LOSS)        SHARES         AMOUNT
                                             ------        ------         ------
BASIC EPS
Loss available to common stockholders      $(133,877)      4,721,349      $  (0.03)

EFFECT OF DILUTIVE SECURITIES
Common stock options                            --              --            --

DILUTED EPS
Loss available to common
   stockholders - assumed conversions      $(133,877)      4,721,349      $  (0.03)

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

         As previously reported, on July 8, 1999, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Sunburst Acquisitions IV, Inc., a Colorado corporation ("Sunburst"). The terms of the SPMA require that Sunburst purchase up to 5,280,763 shares of common stock of the Company for $3,000,000 pursuant to a Regulation D Exemption under the United States Securities Act of 1933, as amended. The investment by Sunburst was to be staged in two parts. The first stage ("Tranche 1") purchased 3,459,972 shares at $0.2890 per share, for a total of $1,000,000. The Company received the initial $1 million during August 1999. The second stage ("Tranche 2") purchased up to 1,820,791 shares at $1.0984 per share, for a total of $2,000,000. The Company used the proceeds from Tranche 1 primarily as working capital. The proceeds from Tranche 2 were intended to be used by the Company to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and Tranche 2 was to be funded essentially simultaneously with the closing of the Tranche 2 Acquisition. Subject to shareholder approval, upon closing of the Tranche 2 Acquisition it was intended that the Company initiate the process to be merged with and into Sunburst or a subsidiary of Sunburst organized for that purpose. As a condition to closing of the merger, Sunburst was obligated to have a binding commitment from other investors, satisfactory to the Company in form and substance, to purchase from Sunburst or the combined entity 890,287 shares of common stock at $2.246 per share, for a total of $2,000,000 ("Tranche 3"). If, by December 15, 1999, either the Tranche 2 Acquisition had not been closed or the Company had not been merged with Sunburst, then Sunburst was to purchase 455,208 shares of the Company's common stock (at a price of $1.098 per share) for a total purchase price of $500,000. Such purchase was to be credited against Sunburst's contractual obligation to complete the Tranche 2 purchase. In summary, under the terms of the SPMA, Sunburst was obligated to purchase 6,171,235 shares of common stock for $5,000,000.

         At December 31, 1999, Sunburst had not performed any contractual obligation beyond the initial Tranche 1 purchase, and, as a result of Sunburst's defaults, the further transactions contemplated by the SPMA were, thereafter, effectively abandoned. Prior to breaching the SPMA, Sunburst had received 3,459,972 shares of the Company's common stock, a number disproportionate to its performance under the SPMA. The Company contends that Sunburst, having never fully paid for the shares, is unjustly holding Prologic common stock to which it is not entitled. The Company is continuing to hold discussions with the principals of Sunburst in an effort to reach a resolution of the immediate situation. As of the date of this report, no definitive settlement has been reached. As a result of Sunburst's defaults under the SPMA, the Company will require additional equity or debt financing, from other sources, to maintain current operations, service current debt, and assure its ability to achieve its plans for current and future expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. In June 2000, the Company engaged the investment banking firm of Carmichael and Company to assist and advise the Company in connection with the review of the Company's strategic alternatives. In addition to raising capital, possible alternatives include the sale of certain assets, including BASIS, Inc., the Company's remaining operating subsidiary.


RESULTS OF OPERATIONS

    Net Sales. Net sales for the first quarter of fiscal 2001 were $14,435,423 compared to $8,213,719 for the same period of the prior fiscal year, an increase of $6,221,704, or approximately 76%. The sales growth was due primarily to continued demand for high-availability integrated systems at the Company's BASIS subsidiary. Sales of third party hardware for the period were $8,354,331, an increase of approximately 32% over sales for the same period one year ago of $6,345,963. Sales of software licenses, which included third party licenses as well as proprietary software, were $5,179,875 for the period, an increase of approximately 329% over sales of $1,206,081 for the first quarter of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $901,217 compared to $661,675 for the corresponding period of the previous fiscal year, an increase of approximately 36%. The Company continues to concentrate on sales of hardware and third party software which historically leads to additional service sales over time.

    Cost of Sales. Cost of sales was approximately $11,987,170, or 83.0% of total net sales, for the quarter ended June 30, 2000, versus approximately $6,601,265, or 80.4% of net sales, for the same period of the previous year. The increased cost was due primarily to the increased sales. The increase as a percentage of net sales reflects the increasingly higher cost of third party products. The Company expects to see the margins on sales of third party products continue to decrease as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher margin, related services.

    Selling and Marketing. Selling and marketing expenses were $746,551, or 5.2% of net sales, for the three month period ended June 30, 2000, compared to $363,085, or 4.4% of net sales for the same period of the previous fiscal year. The increase as a percentage of net sales is due primarily to the continued expansion of the sales staff at BASIS. The Company expects selling and marketing expenses to increase as sales increase.

    General and Administrative. General and administrative expenses for the first quarter of fiscal 2001 were $1,259,662, or 8.7% of net sales, compared to $1,155,842, or 14.1% of net sales, for the first quarter of the previous fiscal year. The decrease, as a percentage of net sales, was primarily the result of the expansion in administrative staff having stabilized, while sales continued to grow. The Company normally expects general and administrative expenses to generally reflect material changes in total sales.

    Research and Development. Research and development expenses were $53,243, or 0.4% of net sales, for the first quarter of fiscal 2001. The Company did not incur any research and development expense during the first quarter of the previous fiscal year. Research and development is generally related to updates of proprietary software.

    Operating Income. Operating income for the period was $388,797, or 2.7% of net sales, versus $93,527, or 1.1% of net sales, for the same period last year. The improvement in operating income was the result of increased sales, offset somewhat by increased selling and marketing expenses and the increasing cost of third party products.

    Interest Expense and Other Income. Interest expense and other income for the quarter was $187,711, compared to $69,847 for the corresponding period of the prior year, which was mainly interest paid on the current lines of credit and short term borrowings. The increase was primarily the result of additional borrowings required to support sales growth and to supplement funds being generated by operations.

    Income Taxes. The Company had no income tax expense for the first quarters of fiscal 2001 and 2000. As of June 30, 2000, the Company had Federal net operating loss carry forwards of approximately $14,000,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

    Net Income (loss) from Continuing Operations. Net income for the quarter ended June 30, 2000 was $201,086, or approximately $0.02 per share, versus income of $23,680, or approximately $0.01 per share, for the same period of the prior fiscal year. The improvement in net income was the result of increased sales and operating income, offset partially by increased interest expense.

    Net Income (loss) from Discontinued Operations. During the fiscal year ended March 31, 2000, the Company discontinued operations of Great River Systems. The loss related to the discontinuance of the subsidiary was $1,208 for the first quarter of fiscal 2001 as compared to a loss of $137,335 for the same period of the prior fiscal year.

    Net Income (loss) including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had net income of $161,128, or $0.02 per share, for the first quarter of fiscal 2001, as compared to a net loss of $133,877, or ($0.03) per share, for the same period of the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and Capital Resources. At June 30, 2000 the Company had a working capital deficit of approximately $4,260,000 versus a deficit of approximately $4,605,000 at March 31, 2000. The deficit is primarily the result of the Company's revolving line of credit, which matures on March 31, 2001, being categorized as a current liability. The cash balance at June 30, 2000 was $874,511, of which $300,000 was restricted as security for the Company's line of credit.

         Cash provided from operations during the quarter ended June 30, 2000 was $1,002,447, compared to cash used in operations of $504,549 for the corresponding period in fiscal 2000. The reversal was due primarily to increased income and decreased accounts receivable resulting from improved collections and cash flow management. Cash used in investing activities was $3,150 at June 30, 2000 and $48,081 at June 30, 1999. The decrease was due to reduced capital equipment purchases. Cash used in financing activities for the quarter ended June 30, 2000 was $843,679, compared to cash provided by financing activities of $912,569 for the corresponding period in fiscal 2000. The reversal resulted primarily from reduced borrowings against the Company's line of credit, and, to a lesser extent, the repayment of debt.

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

         During fiscal year 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company have a minority interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 raised, $220,780 represented conversion of current debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt, and $337,720 in cash payments, the Company has received $558,500, representing 55,850 shares of the Series C Preferred stock, and has extended the due date for the remaining $191,500, until December 31, 2000.

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

         In fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This credit facility is designed to provide working capital to support the Company's systems integration operations. Among other things the agreement requires that the Company maintain a combined net worth at BASIS of at least $750,000. At June 30, 2000, the Company was in compliance with this requirement. The Company has neither a commitment from the lender to renew this facility, nor any commitment from any other source to replace this facility. There can be no assurance that this facility will be renewed or that it can be replaced, either on terms acceptable to the Company or at all. The credit facility matures at March 31, 2001, and, to support operations, the Company will need to renew or replace this credit facility. The total amount of the line of credit outstanding at June 30, 2000 was approximately $3,929,023.

         During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $45,000 in principle was repaid. The interest rate on the notes is 2% per month. As of June 30, 2000, the remaining principle balance on these notes, which are currently due, was $150,000. In July 2000, an additional $20,000 in principle was repaid, leaving a balance due of $130,000.

         At June 30, 2000, the Company had current debt obligations, or debt that will become due within twelve months, of approximately $1,490,000, excluding $3,929,023 of borrowings under its line of credit, the term of which expires on March 31, 2001. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity or debt financing to maintain current operations, service current debt, and assure its ability to achieve its plans for current and future expansion and the Company will need to either renew the line of credit, replace it with another line of credit with similar borrowing limits, or repay outstanding borrowings by March 31, 2001. No assurance can be given of the Company's ability to obtain any or all financing on favorable terms, if at all. In June 2000, the Company engaged the investment banking firm of Carmichael and Company to assist and advise the Company in connection with the review of the Company's strategic alternatives. In addition to raising capital, possible alternatives include the sale of certain assets, including BASIS, Inc., the Company's remaining operating subsidiary.

         The terms and conditions of the Company's Series B Cumulative Convertible Preferred Stock require that if, by December 31, 1999, the Series B Cumulative Convertible Preferred Stock had not been redeemed and the redemption price paid in full, or the Company had not raised at least $1.5 million from the sale of its equity securities excluding the Series B Preferred Stock, the conversion rate would have become fifty percent (50%) of the average of the closing "bid" and "asked" price of the Common Stock on the NASDAQ Stock Market during the month of December 1999 (or, if the Common Stock was not then quoted on the NASDAQ Stock Market, the closing prices on such other market on which the Common Stock was then quoted). At December 31, 1999, the Company had raised in excess of $1.5 million and, therefore, the foregoing condition is no longer effective. If the Company had not raised the proceeds specified in the Series B Cumulative Convertible Preferred Stock agreement, then the Company would record a deemed dividend of approximately $400,000. On August 1, 2000, certain holders of the Series B Cumulative Preferred Stock filed an action seeking a court determination of whether the Company had met this condition at December 31, 1999. (See Part II, Item 1 of this Report.)

         During the first quarter of fiscal 2001, the Company purchased approximately $3,150 in capital equipment and software.

         Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and was released during the quarter ending September 30, 1998. The Company's internal development tools are Year 2000 compliant. The proprietary wholesale distribution software product line was Year 2000 compliant as of April 1999 and was released in May 1999. Internally, the Company uses its distribution software accounting package. The Company is not currently aware of, and to date has not experienced, any significant Year 2000 compliance problems relating to the Company's proprietary software systems that would have a material and adverse effect on the Company's business, results of operations or financial condition. Furthermore, the Company does not believe that clients utilizing its Year 2000 compliant software products will have any problems with their vendors or customers because of the Year 2000 issue due to the use of the Company's software products. However, there can be no assurance that the Company will not discover Year 2000 compliance problems in its proprietary software or other third-party software or hardware that will require a substantial investment to correct. The Company's inability to fix such software on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on the Company's business, results of operations and financial condition. Additionally, there can be no assurance that utility companies, Internet network companies, Internet access companies, third-party service providers and others outside the Company's control will be Year 2000 compliant. Costs relating to the development of the Year 2000 issue were included in the research and development expenses during the fiscal year ended March 31, 1999. The Company did not incur any material costs or expenses relating to Year 2000 issues during the fiscal year ended March 31, 2000, or in the first quarter of fiscal 2001, ended June 30, 2000.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On August 1, 2000, certain holders of the Series B Convertible Preferred Stock filed an action in the Arizona Superior Court, Pima County (Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999). In the complaint, Plaintiffs allege that certain conditions affecting the Series B Preferred Stock conversion rate were not timely met, or not met at all, resulting in rights to convert Series B Preferred shares into a substantially greater number of shares of the Company's common stock than originally specified. Although the exact number of shares of common stock is unspecified, the Company believes that judgment in favor of the Plaintiffs might result in conversion rights involving up to 5,837,049 shares of common stock. The Plaintiffs also request a judgment declaring whether the Company's Series C Convertible Preferred Stock (which has conversion rights and conversion rates identical to those of the Series B Preferred Stock) was validly issued. The Company maintains, as previously reported, that the conditions were met by December 31, 1999, and intends to vigorously defend against the Plaintiffs claims and allegations.


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10QSB

         A.    Exhibits:
               Exhibit Number             Document                          Page
               --------------             --------                          ----
               27                         Financial Data Schedule           15

         B.    Reports:
               No reports on Form 8-K were filed during the quarter ended June 30, 2000.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIC MANAGEMENT SYSTEMS, INC.



DATED: August 18, 2000               By:/s/  James M. Heim
                                        ----------------------------------------
                                             James M. Heim
                                             Principal Financial and
                                             Accounting Officer


                                     By: /s/  Richard E. Metz
                                        ----------------------------------------
                                              Richard E. Metz
                                              President

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

 27               FINANCIAL DATA SCHEDULE