Form 10QSB
period 2000-09-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2000-11-13
CIK 938320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.


Commission file number: 1-13704


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
Yes  X   No    .
    ---     ---

Number of shares of common stock outstanding on September 30, 2000 was 8,439,577.


Transitional Small Business Disclosure Format:
                        Yes       ; No    X
                            ------      -------.

                        Prologic Management Systems, Inc.
                                      Index

                                                                                                        Page
                                                                                                        ----
Part I.            FINANCIAL INFORMATION                                                                   3

Item 1.            Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets at September 30, 2000
                   (unaudited) and March 31, 2000                                                          3

                   Condensed Consolidated Statements of Operations for the Three and
                   Six Months Ended September 30, 2000 (unaudited) and September
                   30, 1999 (unaudited)                                                                    4

                   Condensed Consolidated Statements of Cash Flows for the Six
                   Months Ended September 30, 2000 (unaudited) and September 30,
                   1999 (unaudited)                                                                        5

                   Notes to Condensed Consolidated Financial Statements                                    6

Item 2.            Management's Discussion and Analysis of Results of Operations and
                   Financial Condition                                                                     8

Part II.           OTHER INFORMATION                                                                      15

Item 1.            Legal Proceedings                                                                      15

Item 2.            Changes in Securities                                                                  15

Item 3.            Defaults upon Senior Securities                                                        15

Item 4.            Submission of Matters to a Vote by Security Holders                                    15

Item 5.            Other Information                                                                      15

Item 6.            Exhibits and Reports on Form 8-K                                                       15
                   Exhibit 27                                                                             17

SIGNATURES                                                                                                16

PART I.  FINANCIAL INFORMATION
ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30, 2000     MARCH 31, 2000
                                                                              ------------------     --------------
Assets                                                                           (unaudited)
Current assets:
      Cash                                                                      $  1,111,994         $    447,910
      Restricted cash                                                                300,000              300,000
      Accounts receivable, less allowance for doubtful accounts of
        $335,864 at September 30, 2000 and March 31, 2000                          6,524,773            7,573,226
      Inventory                                                                      574,683              203,463
      Prepaid expense                                                                 65,708               23,465
                                                                                ------------         ------------
Total current assets                                                               8,577,158            8,548,064

Property and equipment, net                                                          345,943              403,435
Goodwill, net                                                                        514,094              619,245
Other assets                                                                         167,407              322,342
                                                                                ------------         ------------
Total assets                                                                    $  9,604,602         $  9,893,086
                                                                                ============         ============

Liabilities and Stockholders' Deficit

Current liabilities:
      Short term debt and notes payable                                         $  1,474,606         $  1,660,460
      Line of credit                                                               3,542,397            4,647,306
      Accounts payable                                                             6,954,873            5,674,105
      Accrued expenses                                                               435,420              654,154
      Deferred revenue                                                               170,496              502,936
      Net liabilities (assets) of discontinued operations                            (13,861)              14,061
                                                                                ------------         ------------
Total current liabilities                                                         12,563,931           13,153,022

Long term debt and notes payable, excluding current portion                           56,923               66,573
                                                                                ------------         ------------
Total Liabilities                                                                 12,620,854           13,219,595

Stockholders' Deficit
      Series A cumulative convertible preferred stock, no par value,
        16,667 shares authorized, 16,667 shares issued and outstanding               100,000              100,000
      Series B cumulative convertible preferred stock, no par value,
         100,000 shares authorized, 72,000 shares issued and
         outstanding                                                                 519,883              519,883
      Series C cumulative convertible preferred stock, no par value,
         100,000 shares authorized, 75,000 shares issued and outstanding             750,000              750,000
      Common stock, no par value, 10,000,000 shares authorized,
         8,439,577 shares issued and outstanding at September 30, 2000
         and 8,429,577 shares issued and outstanding at March 31, 2000             9,625,812            9,620,812
      Stock subscription receivable                                                 (191,500)            (191,500)
      Warrants                                                                       741,367              728,770
      Accumulated deficit                                                        (14,561,814)         (14,854,474)
                                                                                ------------         ------------
Total stockholders' deficit                                                       (3,016,252)          (3,326,509)
                                                                                ------------         ------------
Total liabilities and stockholders' deficit                                     $  9,604,602         $  9,893,086
                                                                                ============         ============

See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                             SEPTEMBER 30,
                                                             2000                1999                 2000                  1999
                                                             ----                ----                 ----                  ----
                                                         (unaudited)          (unaudited)          (unaudited)          (unaudited)
Net Sales
    Hardware                                            $  7,045,287         $  6,529,639         $ 15,399,618         $ 12,875,603
    Licenses                                               1,025,682            1,889,867            6,205,558            3,095,948
    Services                                               1,536,843            1,640,850            2,438,059            2,302,523
                                                        ------------         ------------         ------------         ------------
                                                           9,607,812           10,060,356           24,043,235           18,274,074

Cost of Sales                                              7,422,598            8,171,835           19,409,769           14,773,100
                                                        ------------         ------------         ------------         ------------

        Gross Profit                                       2,185,214            1,888,521            4,633,466            3,500,974

Operating Expenses
    Selling and marketing                                    638,954              712,123            1,385,505            1,075,208
    General and administrative                             1,264,820            1,300,087            2,524,480            2,464,592
    Research and development                                  50,886                    0              104,129                    0
                                                        ------------         ------------         ------------         ------------
        Total Operating Expenses                           1,954,660            2,012,210            4,014,114            3,539,800
                                                        ------------         ------------         ------------         ------------

        Operating Income (loss)                              230,554             (123,689)             619,352              (38,826)

Interest Expense                                            (142,911)            (198,319)            (339,340)            (268,165)
Other income (expense)                                         5,140              (16,438)              13,856              (16,438)
                                                        ------------         ------------         ------------         ------------

Net Income (loss) from continuing operations                  92,783             (338,446)             293,868             (323,429)

Net Income (loss) from discontinued operations                     0               (7,029)              (1,208)            (135,702)
                                                        ------------         ------------         ------------         ------------

Net Income (loss)                                       $     92,783         $   (345,475)        $    292,660         $   (459,131)
                                                        ============         ============         ============         ============

Cumulative Preferred Stock Dividend                          (38,750)             (20,667)             (77,500)             (40,889)
                                                        ------------         ------------         ------------         ------------
Net Income (loss) available to common
   stockholders                                         $     54,033         $   (366,142)        $    215,160         $   (500,020)
                                                        ============         ============         ============         ============

Weighted average shares of common stock
    Basic                                                  8,439,577            5,879,601            8,438,755            5,303,694
    Diluted                                                9,057,800            5,879,601            9,056,978            5,303,694

Earnings (loss) per common share
    Basic and diluted for continuing operations         $       0.01         ($      0.06)        $       0.03         ($      0.06)
    Basic and diluted for discontinued operations       $       0.00         ($      0.00)        $       0.00         ($      0.03)
    Basic and diluted per common share                  $       0.01         ($      0.06)        $       0.03         ($      0.09)

See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                                          2000                 1999
                                                                          ----                 ----
                                                                       (unaudited)         (unaudited)
Cash flows from operating activities:
       Net income (loss)                                              $   292,660         $  (459,131)
       Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
               Depreciation and amortization                              178,562             198,414
               Issuance of warrants                                        12,596                   0
               Common Stock Dividend                                            0              41,333
               Changes in:
                      Accounts receivable                               1,048,453          (4,127,226)
                      Inventory                                          (371,220)            323,880
                      Prepaid expenses                                    (42,243)            (57,934)
                      Other assets                                        154,935             (44,908)
                      Accounts payable                                  1,280,768             379,509
                      Accrued expenses                                   (218,733)           (105,704)
                      Deferred maintenance revenue                       (332,440)             79,673
                                                                      -----------         -----------
                             Total adjustments                          1,710,678          (3,312,963)
                                                                      -----------         -----------
       Net cash from (used in) continuing operating activities          2,003,338          (3,772,094)

       Net cash (used in) discontinued operating activities               (27,922)           (440,659)
                                                                      -----------         -----------
       Net cash provided by (used in) operating activities              1,975,416          (4,212,753)
                                                                      -----------         -----------

Cash flows from investing activities
       Purchase of equipment                                              (15,919)            (90,072)
                                                                      -----------         -----------
       Net cash used in investing activities                              (15,919)            (90,072)
                                                                      -----------         -----------

Cash flows from financing activities:
       Net change in line of credit                                    (1,104,909)          2,731,035
       Issuance of common stock                                             5,000             747,354
       Repayment of debt                                                 (195,504)            869,709
                                                                      -----------         -----------

       Net cash provided by (used in) financing activities             (1,295,413)          4,348,098
                                                                      -----------         -----------

Net increase in cash and cash equivalents                                 664,084              45,273

Cash and cash equivalents at beginning of period                          447,910             128,162
                                                                      -----------         -----------
Cash and cash equivalents at end of period                            $ 1,111,994         $   173,435
                                                                      ===========         ===========

Supplemental statement of cash flow information:
       Cash paid during the period for interest                       $   331,880         $   243,613
       Cash paid during the period for taxes                          $         0         $         0

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

         The accompanying unaudited, condensed, consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2000. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Discontinued Operations
         As reported in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2000, the Board of Directors authorized the closure of the Company's Great River Systems, Inc. ("GRSI") subsidiary at March 31, 2000, and its subsequent dissolution. As a result, the Company recognized a one-time restructuring charge, and a nonrecurring asset impairment charge to goodwill, at fiscal year end March 31, 2000. The nonrecurring charges, together with GRSI results of operations, were presented in the Form 10-KSB as "Net Income (Loss) from Discontinued Operation," and income for fiscal 1999, contained therein for comparative purposes, was restated without GRSI results. In this interim report on Form 10-QSB, income for the period ended September 30, 1999, contained herein for comparative purposes, also has been restated to conform to this revised presentation.

3.  Change in Methods of Procurement and Sales
         The Company has elected to transition its method of obtaining third party products and services, which will impact the presentation of the financial statements for the remainder of the fiscal year. Under this procurement method, the Company records only its markup on third party products and services, the costs of the products and the equivalent gross sale prices are not recognized. The resulting effect will be a reduction in revenues and cost of sales. Gross profit and operating income will remain unaffected. The Company initiated the first phase of the transition in the quarter ended September 30, 2000, and anticipates it will finalize the transition by the current fiscal year-end.

         During the quarter ended September 30, 2000, the Company utilized the procurement method to report the sales of certain prepackaged services. The Company recorded service sales of approximately $240,000, which, under the previous method of revenue presentation, would have resulted in reported service sales of approximately $1,600,000, and associated cost of service sales of approximately $1,360,000. The Company's gross profit of approximately $240,000 remained unaffected.

         During the quarter ended September 30, 2000, the Company changed certain aspects of its business practices in regards to procurement, which pursuant to SEC's Staff Accounting Bulletin No. 101, will require the Company to report revenue on certain transactions net.

         In December 1999, the SEC staff releases Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied in the financial statements no later than the fourth quarter of fiscal years beginning after December 15, 1999. Additionally, during 2000 the EITF reached a consensus on issue number 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent", in which further guidance is provided to assist companies in determining how revenue should be presented in financial statements. The Company does not believe that the initial application of either of these pronouncements will have an impact on its previously reported financial statements.

4.   Line of Credit
         In March 1998, the Company obtained a line of credit in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash of $300,000 and equipment loans borrowed (maximum equipment loan is $250,000). The line of credit is secured by substantially all of BASIS' assets. As of September 30, 2000, borrowings under this line of credit were $3,542,397.

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

         The line of credit agreement requires that BASIS maintain a minimum net worth of $750,000. At September 30, 2000, the Company was in compliance with this covenant.

5.   Goodwill
         Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense for the quarter ended September 30, 2000 totaled $52,688. Accumulated amortization totaled $869,955 at September 30, 2000.

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

6.  Property and Equipment
         Property and equipment as of September 30, 2000, consists of the following:

                                          September 30, 2000          March 31, 2000
                                          ------------------          --------------
Furniture and leasehold improvements        $   252,185                $   365,084
Equipment and software                          834,048                    818,129
                                            -----------                -----------
     Total property and equipment             1,086,233                  1,183,213
Less accumulated depreciation                  (740,290)                  (779,778)
                                            -----------                -----------
     Net property and equipment             $   345,943                $   403,435
                                            ===========                ===========

7.   Inventory
         Inventory consists primarily of third-party computer hardware and third-party software products, which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

8.   Earnings Per Share
         Earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

         For the Three Months Ended September 30, 2000 and 1999
         ------------------------------------------------------

                                                                                      Weighted                      Per-Share
                                               Net Income (loss)                   Average Shares                     Amount
                                             2000             1999              2000             1999          2000           1999
                                             ----             ----              ----             ----          ----           ----
Basic EPS
Income (loss) available to
  common stockholders                     $  54,033        $(366,142)        8,439,577        5,879,601        $0.01        $(0.06)

Effect of Dilutive Securities
Common stock options                             --               --                --               --           --           --
Convertible Preferred Stock               $  38,750        $      --           618,223               --           --           --

Diluted EPS
Income available to common
stockholders - assumed conversions        $  92,783        $(366,142)        9,057,800        5,879,601        $0.01        $(0.06)


         For the Six Months Ended September 30, 2000 and 1999
         ----------------------------------------------------

                                                                                      Weighted                      Per-Share
                                               Net Income (loss)                   Average Shares                     Amount
                                             2000             1999              2000             1999          2000           1999
                                             ----             ----              ----             ----          ----           ----
Basic EPS
Income (loss) available to
  common stockholders                     $ 215,160        $(500,020)        8,438,755        5,303,694        $0.03        $(0.09)

Effect of Dilutive Securities
Common stock options                             --               --                --               --           --           --
Convertible Preferred Stock               $  77,500        $      --           618,223               --           --           --

Diluted EPS
Income available to common
stockholders - assumed conversions        $ 292,660        $(500,020)        9,056,978        5,303,694        $0.03        $(0.09)



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

         As previously reported, on July 8, 1999, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Sunburst Acquisitions IV, Inc., a Colorado corporation ("Sunburst"). The terms of the SPMA require that Sunburst purchase up to 5,280,763 shares of common stock of the Company for $3,000,000. The investment by Sunburst was to be staged in two parts. The first stage ("Tranche 1") purchased 3,459,972 shares at $0.2890 per share, for a total of $1,000,000. The Company received the initial $1 million during August 1999. The second stage ("Tranche 2") purchased up to 1,820,791 shares at $1.0984 per share, for a total of $2,000,000. The Company used the proceeds from Tranche 1 primarily as working capital. The proceeds from Tranche 2 were intended to be used by the Company to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and Tranche 2 was to be funded essentially simultaneously with the closing of the Tranche 2 Acquisition. Subject to shareholder approval, upon closing of the Tranche 2 Acquisition it was intended that the Company initiate the process to be merged with and into Sunburst or a subsidiary of Sunburst organized for that purpose. As a condition to closing of the merger, Sunburst was obligated to have a binding commitment from other investors, satisfactory to the Company in form and substance, to purchase from Sunburst or the combined entity 890,287 shares of common stock at $2.246 per share, for a total of $2,000,000 ("Tranche 3"). If, by December 15, 1999, either the Tranche 2 Acquisition had not been closed or the Company had not been merged with Sunburst, then Sunburst was to purchase 455,208 shares of the Company's common stock (at a price of $1.098 per share) for a total purchase price of $500,000. Such purchase was to be credited against Sunburst's contractual obligation to complete the Tranche 2 purchase. In summary, under the terms of the SPMA, Sunburst was obligated to purchase 6,171,235 shares of common stock for $5,000,000.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Net Sales. Net sales for the second quarter of fiscal 2001 were $9,607,812 compared to $10,060,356 for the same period of the prior fiscal year, a decrease of $452,544, or approximately 4.5%. The sales decrease was due primarily to the change in revenue recognition and a decline in third party software licenses. Sales of third party hardware for the period were $7,045,287, an increase of approximately 7.9% over sales for the same period one year ago of $6,529,639. Sales of software licenses, which included third party licenses as well as proprietary software, were $1,025,682 for the period, a decrease of approximately 45.7% over sales of $1,889,867 for the second quarter of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $1,536,843 compared to $1,640,850 for the corresponding period of the previous fiscal year, a decrease of approximately 6.3%. The Company continues to concentrate on sales of hardware and third party software which historically leads to additional service sales over time.

         Cost of Sales. Cost of sales was $7,422,598, or 77.3% of total net sales, for the quarter ended September 30, 2000, versus approximately $8,171,835, or 81.2% of net sales, for the same period of the previous year. The decreased cost was due primarily to the change in revenue recognition. The Company expects to see the margins on sales of third party products continue to decline in the long term as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher margin, related services.

         Selling and Marketing. Selling and marketing expenses were $638,954, or 6.7% of net sales, for the three month period ended September 30, 2000, compared to $712,123, or 7.1% of net sales for the same period of the previous fiscal year. The decrease was primarily the result of a change in the sales mix. The Company expects selling and marketing expenses generally to increase as sales increase.

         General and Administrative. General and administrative expenses for the second quarter of fiscal 2001 were $1,264,820, or 13.2% of net sales, compared to $1,300,087, or 12.9% of net sales, for the second quarter of the previous fiscal year. The nominal decrease was primarily the result of the expansion in administrative staff having stabilized, while sales continued to grow. The Company normally expects general and administrative expenses to generally reflect material changes in total sales.

         Research and Development. Research and development expenses were $50,886, or 0.5% of net sales, for the second quarter of fiscal 2001. The Company did not incur any research and development expense during the first quarter of the previous fiscal year. Research and development is generally related to updates of proprietary software.

         Operating Income. Operating income for the period was $230,554, or 2.4% of net sales, versus a loss of $123,689, or 1.3% of net sales, for the same period last year. The improvement in operating income was primarily the result of increased margins on certain service sales and stable selling, general and administrative expense.

         Interest Expense and Other Income. Interest expense and other income for the quarter was $137,771, compared to $214,757 for the corresponding period of the prior year, which was mainly interest paid on the current lines of credit and short term borrowings. The decrease was primarily the result of reduced short-term borrowings during the period.

         Income Taxes. The Company had no income tax expense for the second quarters of fiscal 2001 and 2000. As of September 30, 2000, the Company had Federal net operating loss carry forwards of approximately $14,000,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Income (loss) from Continuing Operations. Net income for the quarter ended September 30, 2000 was $92,783, or approximately $0.01 per share, versus a loss of $338,446, or a loss of approximately $0.06 per share, for the same period of the prior fiscal year. The improvement in net income was the result of increased operating income and somewhat lower interest expense.

         Net Income (loss) from Discontinued Operations. During the fiscal year ended March 31, 2000, the Company discontinued operations of Great River Systems. The loss related to the discontinuance of the subsidiary was $0 for the second quarter of fiscal 2001 as compared to a loss of $7,029 for the same period of the prior fiscal year.

         Net Income (loss) including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had net income of $92,783, or $0.01 per share, for the second quarter of fiscal 2001, as compared to a net loss of $345,475, or a loss of approximately $0.06 per share, for the same period of the prior fiscal year.


SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Net Sales. Net sales for the fist six months of fiscal 2001 were $24,043,235 compared to $18,274,074 for the same period of the prior fiscal year, an increase of $5,769,161, or approximately 31.6%. The sales growth was due primarily to continued demand for high-availability integrated systems at the Company's BASIS subsidiary, offset somewhat by the change in revenue recognition. Sales of third party hardware for the period were $15,399,618, an increase of approximately 19.6% over sales for the same period one year ago of $12,875,603. Sales of software licenses, which included third party licenses as well as proprietary software, were $6,205,558 for the period, an increase of approximately 100.4% over sales of $3,095,948 for the first six months of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $2,438,059 compared to $2,302,523 for the corresponding period of the previous fiscal year, an increase of approximately 5.9%. The Company continues to concentrate on sales of hardware and third party software which historically leads to additional service sales over time.

         Cost of Sales. Cost of sales was $19,409,769, or 80.7% of total net sales, for the six months ended September 30, 2000, versus approximately $14,773,100, or 80.8% of net sales, for the same period of the previous year. The increased cost was due primarily to the increased sales, offset somewhat by the change in revenue recognition. The Company expects to see the margins on sales of third party products continue to decrease as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher margin, related services.

         Selling and Marketing. Selling and marketing expenses were $1,385,505, or 5.8% of net sales, for the six months ended September 30, 2000, compared to $1,075,208, or 5.9% of net sales for the same period of the previous fiscal year. The increase was due primarily to increased sales, offset somewhat by a change in the sales mix during the second Quarter. The Company expects selling and marketing expenses to generally increase as sales increase.

         General and Administrative. General and administrative expenses for the first six months of fiscal 2001 were $2,524,480, or 10.5% of net sales, compared to $2,464,592, or 13.5% of net sales, for the same period of the previous fiscal year. The decrease, as a percentage of net sales, was primarily the result of the expansion in administrative staff having stabilized, while sales continued to grow. The Company expects general and administrative expenses normally to reflect material changes in total sales.

         Research and Development. Research and development expenses were $104,129, or 0.4% of net sales, for the six months ended September 30, 2000. The Company did not incur any research and development expense during the same period of the previous fiscal year. Research and development is generally related to updates of proprietary software.

         Operating Income. Operating income for the six months ended September 30, 2000 was $619,352, or 2.6% of net sales, versus a loss of $38,826, or 0.2%
of net sales, for the same period last year. The improvement in operating income was primarily the result of increased sales concurrent with stabilized general and administrative expense.

         Interest Expense and Other Income. Interest expense and other income for the six months ended September 30, 2000 was $325,484, compared to $284,603 for the corresponding period of the prior year, which was mainly interest paid on the current lines of credit and short term borrowings. The increase was primarily the result of additional borrowings during the Company's first Quarter required to support sales growth and to supplement funds being generated by operations.

         Income Taxes. The Company had no income tax expense for the first six months of fiscal 2001 and 2000. As of September 30, 2000, the Company had Federal net operating loss carry forwards of approximately $14,000,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Income (loss) from Continuing Operations. Net income for the six months ended September 30, 2000 was $293,868, or approximately $0.03 per share, versus a loss of $323,429, or a loss of approximately $0.06 per share, for the same period of the prior fiscal year. The improvement in net income was the result of increased sales and operating income, offset partially by increased interest expense.

         Net Income (loss) from Discontinued Operations. During the fiscal year ended March 31, 2000, the Company discontinued operations of Great River Systems. The loss related to the discontinuance of the subsidiary was $1,208 for the first six months of fiscal 2001 as compared to a loss of $135,702 for the same period of the prior fiscal year.

         Net Income (loss) including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had net income of $292,660, or $0.03 per share, for the first six months of fiscal 2001, as compared to a net loss of $459,131, or a loss of approximately $0.06 per share, for the same period of the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000 the Company had a working capital deficit of approximately $3,987,000 versus a deficit of approximately $4,605,000 at March 31, 2000. The deficit is primarily the result of the Company's revolving line of credit, which matures on March 31, 2001, being categorized as a current liability. As a result of the working capital deficit, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at September 30, 2000 was $1,411,994, of which $300,000 was restricted as security for the Company's line of credit.

         Cash provided from operations during the quarter ended September 30, 2000 was $1,975,416, compared to cash used in operations of $4,212,753 for the corresponding period in fiscal 2000. The reversal was due primarily to increased income and decreased accounts receivable resulting from improved collections and cash flow management. Cash used in investing activities was $15,919 at September 30, 2000 and $90,072 at September 30, 1999. The decrease was due to reduced capital equipment purchases. Cash used in financing activities for the quarter ended September 30, 2000 was $1,295,413, compared to cash provided by financing activities of $4,348,098 for the corresponding period in fiscal 2000. The reversal resulted primarily from reduced borrowings against the Company's line of credit, and, to a lesser extent, the repayment of debt.

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

         In fiscal 1997, the Company borrowed $100,000 with an interest rate of 8% and a scheduled maturity date of June 30, 1997. Subsequently, the maturity date was extended with a revised interest rate of 2% per month plus 10,000 shares per month of restricted common stock. During fiscal 2000, the Company issued 120,000 shares of common stock as interest towards the note. In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component. The replacement note is unsecured, in the amount of $164,500, which includes interest and expenses previously accrued, and bears interest at 2% per month. After an initial payment of $15,693, the note is payable in twelve equal monthly installments of $15,555, including principal and interest, through March 2001.

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

         In fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This credit facility is designed to provide working capital to support the Company's systems integration operations. Among other things the agreement requires that the Company maintain a combined net worth at BASIS of at least $750,000. At September 30, 2000, the Company was in compliance with this requirement. The Company has neither a commitment from the lender to renew this facility, nor any commitment from any other source to replace this facility. There can be no assurance that this facility will be renewed or that it can be replaced, either on terms acceptable to the Company or at all. The credit facility matures at March 31, 2001, and, to support operations, the Company will need to renew or replace this credit facility. The total amount of the line of credit outstanding at September 30, 2000 was approximately $3,542,397.

         During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principle was repaid. The interest rate on the notes is 2% per month. As of September 30, 2000, the remaining principle balance on these notes, which are currently due, was $130,000.

         At September 30, 2000, the Company had current debt obligations, or debt that will become due within twelve months, of approximately $1,425,000, excluding $3,542,397 of borrowings under its line of credit, the term of which expires on March 31, 2001. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity or debt financing to maintain current operations, service current debt, and assure its ability to achieve its plans for current and future expansion and the Company will need to either renew the line of credit, replace it with another line of credit with similar borrowing limits, or repay outstanding borrowings by March 31, 2001. No assurance can be given of the Company's ability to obtain any or all financing on favorable terms, if at all. In June 2000, the Company engaged the investment banking firm of Carmichael and Company to assist and advise the Company in connection with the review of the Company's strategic alternatives. In addition to raising capital, possible alternatives include the sale of certain assets, including BASIS, Inc., the Company's remaining operating subsidiary. As of the date of this report, the Company is not a party to any agreements for the sale or other disposition of assets not in the ordinary course of business.

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

         During the second quarter of fiscal 2001, the Company purchased approximately $12,769 in capital equipment and software.

         Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and was released during the quarter ending September 30, 1998. The Company's internal development tools are Year 2000 compliant. The proprietary wholesale distribution software product line was Year 2000 compliant as of April 1999 and was released in May 1999. Internally, the Company uses its distribution software accounting package. The Company is not currently aware of, and to date has not experienced, any significant Year 2000 compliance problems relating to the Company's proprietary software systems that would have a material and adverse effect on the Company's business, results of operations or financial condition. Furthermore, the Company does not believe that clients utilizing its Year 2000 compliant software products will have any problems with their vendors or customers because of the Year 2000 issue due to the use of the Company's software products. However, there can be no assurance that the Company will not discover Year 2000 compliance problems in its proprietary software or other third-party software or hardware that will require a substantial investment to correct. The Company's inability to fix such software on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on the Company's business, results of operations and financial condition. Additionally, there can be no assurance that utility companies, Internet network companies, Internet access companies, third-party service providers and others outside the Company's control will be Year 2000 compliant. Costs relating to the development of the Year 2000 issue were included in the research and development expenses during the fiscal year ended March 31, 1999. The Company did not incur any material costs or expenses relating to Year 2000 issues during the fiscal year ended March 31, 2000, or in the first six months of fiscal 2001, ended September 30, 2000.


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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported, on August 1, 2000, certain holders of the Series B Convertible Preferred Stock filed an action in the Arizona Superior Court, Pima County (Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999). In the complaint, Plaintiffs allege that certain conditions affecting the Series B Preferred Stock conversion rate were not timely met, or not met at all, resulting in rights to convert Series B Preferred shares into a substantially greater number of shares of the Company's common stock than originally specified. Although the exact number of shares of common stock is unspecified, the Company believes that judgment in favor of the Plaintiffs might result in conversion rights involving up to 5,837,049 shares of common stock. The Plaintiffs also request a judgment declaring whether the Company's Series C Convertible Preferred Stock (which has conversion rights and conversion rates identical to those of the Series B Preferred Stock) was validly issued. The Company maintains, as previously reported, that the conditions were met by December 31, 1999, and is preparing a counterclaim against the Plaintiffs, petitioning the court to, amongst other things, affirm the Company's position and deny the Plaintiffs' claims.


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 10QSB

         A.    Exhibits:

               Exhibit Number     Document                                  Page
               --------------     --------                                  ----
               27                 Financial Data Schedule                   17

         B.     Reports:
                No reports on Form 8-K were filed during the quarter ended September 30, 2000.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIC MANAGEMENT SYSTEMS, INC.


        DATED: November 13, 2000               By:  /s/  James M. Heim
                                                    ------------------------------------------------
                                                    James M. Heim
                                                    Principal Financial and Accounting Officer


                                               By:  /s/  Richard E. Metz
                                                    ------------------------------------------------
                                                    Richard E. Metz President

                                 EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
------         ----------------------
 27            Financial Data Schedule