Form 10QSB
period 2000-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2001-02-20
CIK 938320

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 For the quarterly period ended December 31, 2000.


Commission file number: 1-13704


                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)


         Arizona                              86-0498857
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

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


Number of shares of common stock outstanding on December 31, 2000 was 8,439,577.


Transitional Small Business Disclosure Format:
                                              Yes [ ] ; No [X].

                        Prologic Management Systems, Inc.
                                      Index


                                                                                                Page
                                                                                                ----
Part I.    FINANCIAL INFORMATION                                                                   3

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at December 31, 2000 (unaudited)
           and March 31, 2000                                                                      3

           Condensed Consolidated Statements of Operations for the Three and
           Nine Months Ended December 31, 2000 (unaudited) and December
           31, 1999 (unaudited)                                                                    4

           Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended December 31, 2000 (unaudited) and December 31,
           1999 (unaudited)                                                                        5

           Notes to Condensed Consolidated Financial Statements                                    6

Item 2.    Management's Discussion and Analysis of Results of Operations and                       8
           Financial Condition


Part II.   OTHER INFORMATION                                                                      15

Item 1.    Legal Proceedings                                                                      15

Item 2.    Changes in Securities                                                                  15

Item 3.    Defaults upon Senior Securities                                                        15

Item 4.    Submission of Matters to a Vote by Security Holders                                    15

Item 5.    Other Information                                                                      15

Item 6.    Exhibits and Reports on Form 8-K                                                       15

SIGNATURES                                                                                        16

PART I.  FINANCIAL INFORMATION
ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31, 2000            MARCH 31, 2000
                                                                                    -----------------            --------------
Assets                                                                                (unaudited)
Current assets:
      Cash                                                                            $    385,849               $    447,910
      Restricted cash                                                                      300,000                    300,000
      Accounts receivable, less allowance for doubtful accounts of
        $329,864 at December 31, 2000 and $335,864 at March 31, 2000                     3,423,812                  7,573,226
      Inventory                                                                            476,416                    203,463
      Prepaid expense                                                                      101,188                     23,465
                                                                                      ------------               ------------
Total current assets                                                                     4,687,265                  8,548,064

Property and equipment, net                                                                312,073                    403,435
Goodwill, net                                                                              461,518                    619,245
Other assets                                                                                66,667                    322,342
                                                                                      ------------               ------------
Total assets                                                                          $  5,527,523               $  9,893,086
                                                                                      ============               ============

Liabilities and Stockholders' Deficit

Current liabilities:
      Short term debt                                                                 $  1,892,534               $  1,660,460
      Line of credit                                                                       894,509                  4,647,306
      Accounts payable                                                                   1,753,333                  5,674,105
      Accrued expenses                                                                     361,324                    654,154
      Deferred revenue                                                                     133,597                    502,936
      Net liabilities (assets) of discontinued operations                                  (13,861)                    14,061
                                                                                      ------------               ------------
Total current liabilities                                                                5,021,436                 13,153,022

Long term debt, excluding current portion                                                4,511,942                     66,573
                                                                                      ------------               ------------
Total Liabilities                                                                        9,533,378                 13,219,595

Stockholders' Deficit
      Series A cumulative convertible preferred stock, no par value,
        16,667 shares authorized, 16,667 shares issued and outstanding                     100,000                    100,000
      Series B cumulative convertible preferred stock, no par value,
         100,000 shares authorized, 72,000 shares issued and
         outstanding                                                                       519,883                    519,883
      Series C cumulative convertible preferred stock, no par value,
         100,000 shares authorized, 75,000 shares issued and outstanding                   750,000                    750,000
      Common stock, no par value, 10,000,000 shares authorized,
         8,439,577 shares issued and outstanding at December 31, 2000
         and 8,429,577 shares issued and outstanding at March 31, 2000                   9,625,812                  9,620,812
      Stock subscription receivable                                                       (191,500)                  (191,500)
      Warrants                                                                             741,367                    728,770
      Accumulated deficit                                                              (15,551,417)               (14,854,474)
                                                                                      ------------               ------------
Total stockholders' deficit                                                             (4,005,855)                (3,326,509)
                                                                                      ------------               ------------
Total liabilities and stockholders' deficit                                           $  5,527,523               $  9,893,086
                                                                                      ============               ============


See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                DECEMBER 31,                            DECEMBER 31,
                                                           2000             1999                    2000             1999
                                                      --------------   -------------          --------------   --------------
                                                        (unaudited)      (unaudited)           (unaudited)       (unaudited)
Net Sales
    Hardware                                          $    4,182,445   $   5,486,847            $ 19,582,063     $ 18,362,450
    Licenses                                               1,008,975       1,945,297               7,214,532        5,041,245
    Services                                               1,062,486       1,414,912               3,500,546        3,717,436
                                                      --------------   -------------          --------------   --------------
                                                           6,253,906       8,847,056              30,297,141       27,121,131

Cost of Sales                                              5,095,884       7,071,611              24,505,653       21,844,711
                                                      --------------   -------------          --------------   --------------

        Gross Profit                                       1,158,022       1,775,445               5,791,488        5,276,420

Operating Expenses
    Selling and marketing                                    732,930         601,887               2,118,433        1,677,096
    General and administrative                             1,282,648       1,247,655               3,807,130        3,712,247
    Research and development                                  45,200               0                 149,329                0
                                                      --------------   -------------          --------------   --------------
        Total Operating Expenses                           2,060,778       1,849,542               6,074,892        5,389,342
                                                      --------------   -------------          --------------   --------------

        Operating Income (loss)                            (902,756)        (74,097)               (283,404)        (112,923)

Interest Expense                                            (91,777)       (365,047)               (431,118)        (633,213)
Other income (expense)                                         4,929               0                 18,785          (16,438)
                                                      --------------   -------------          --------------   --------------

Net Income (loss) from continuing operations               (989,604)       (439,144)               (695,737)        (762,573)

Net Income (loss) from discontinued operations                     0        (45,096)                 (1,208)        (180,798)
                                                      --------------   -------------          --------------   --------------

Net Income (loss)                                     $    (989,604)   $   (484,240)           $   (696,945)    $   (943,371)
                                                      ==============   =============          ==============   ==============





Cumulative Preferred Stock Dividend                         (38,750)        (20,666)               (116,250)         (61,555)
                                                      --------------   -------------          --------------   --------------

Net Income (loss) available to common
   stockholders                                       $  (1,028,354)   $   (504,906)           $   (813,195)     $(1,004,926)
                                                      ==============   =============          ==============   ==============

Weighted average shares of common stock
    Basic                                                  8,439,577       8,242,897              8,438,756         6,286,991
    Diluted                                                8,439,577       8,242,897              8,438,755         6,286,991

Earnings (loss) per common share
    Basic and diluted for continuing operations             ($ 0.12)        ($ 0.05)                 ($0.08)         ( $0.12)
    Basic and diluted for discontinued operations            $ 0.00         ($ 0.01)                  $0.00          ( $0.03)
    Basic and diluted per common share                      ($ 0.12)        ($ 0.06)                 ($0.10)         ( $0.16)

See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   NINE MONTHS ENDED DECEMBER 31,
                                                                     2000               1999
                                                                 -------------      -------------

                                                                  (unaudited)       (unaudited)

Cash flows from operating activities:
       Net income (loss)                                         $   (696,943)      $   (762,573)
       Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
               Depreciation and amortization                          251,017            368,027
               Issuance of warrants for services                       12,596                  0
               Common Stock Dividend                                        0             61,555
               Changes in:
                      Accounts receivable                           4,149,414         (4,251,328)
                      Inventory                                      (272,953)           367,319
                      Prepaid expenses                                (77,723)          (136,965)
                      Other assets                                    255,675             69,626
                      Accounts payable                              1,079,228            913,510
                      Accrued expenses                               (292,830)            11,047
                      Deferred maintenance revenue                   (369,339)            87,579
                                                                 -------------      -------------
                             Total adjustments                      4,735,085         (2,509,630)
                                                                 -------------      -------------
       Net cash provided by (used in) continuing operating          4,038,142         (3,272,203)
       activities
       Net cash used in discontinued operating activities             (27,922)          (171,477)
                                                                 -------------      -------------
       Net cash provided by (used in) operating activities          4,010,220         (3,443,680)
                                                                 -------------      -------------

Cash flows from investing activities
       Purchase of equipment                                           (1,928)          (157,208)
                                                                 -------------      -------------
       Net cash used in investing activities                           (1,928)          (157,208)
                                                                 -------------      -------------

Cash flows from financing activities:
       Net change in line of credit                                (3,752,797)         2,423,889
       Issuance of common stock                                         5,000            895,855
       Issuance of Series C Preferred Stock                                 0            750,000
       Repayment of debt                                             (322,556)          (130,517)
                                                                 -------------      -------------

       Net cash provided by (used in) financing activities         (4,070,353)         3,939,227
                                                                 -------------      -------------

Net increase in cash and cash equivalents                             (62,061)           338,339

Cash and cash equivalents at beginning of period                      447,910            128,162
                                                                 -------------      -------------
Cash and cash equivalents at end of period                        $   385,849       $    466,501
                                                                 =============      =============


Supplemental statement of cash flow information:
       Cash paid during the period for interest                   $   423,137       $    513,952
       Cash paid during the period for taxes                      $         0       $          0


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

         The accompanying unaudited, condensed, consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2000. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Discontinued Operations
         As reported in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2000, the Board of Directors authorized the closure of the Company's Great River Systems, Inc. ("GRSI") subsidiary at March 31, 2000, and its subsequent dissolution. As a result, the Company recognized a one-time restructuring charge, and a nonrecurring asset impairment charge to goodwill, at fiscal year end March 31, 2000. The nonrecurring charges, together with GRSI results of operations, were presented in the Form 10-KSB as "Net Income (Loss) from Discontinued Operation," and income for fiscal 1999, contained therein for comparative purposes, was restated without GRSI results. In this interim report on Form 10-QSB, income for the period ended December 31, 1999, contained herein for comparative purposes, also has been restated to conform to this revised presentation.

3.  Change in Methods of Procurement and Sales
         The Company has elected to transition its method of obtaining third party products and services, which will impact the presentation of the financial statements for the remainder of the fiscal year. Under this procurement method, the Company records only its markup on third party products and services, the costs of the products and the equivalent gross sale prices are not recognized. The resulting effect will be a reduction in net sales and cost of sales. Gross profit and operating income will remain unaffected. The Company initiated the first phase of the transition in the quarter ended September 30, 2000, and anticipates it will finalize the transition by the current fiscal year-end.

         Beginning with the quarter ended September 30, 2000, the Company changed certain aspects of its business practices in regards to procurement, which pursuant to SEC's Staff Accounting Bulletin No. 101, will require the Company to report revenue on certain transactions net.

         In December 1999, the SEC staff releases Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied in the financial statements no later than the fourth quarter of fiscal years beginning after December 15, 1999. Additionally, during 2000 the EITF reached a consensus on issue number 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," in which further guidance is provided to assist companies in determining how revenue should be presented in financial statements. The Company does not believe that the initial application of either of these pronouncements will have an impact on its previously reported financial statements.


4.   Line of Credit
         In March 1998, the Company obtained a line of credit in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash of $300,000 and equipment loans borrowed (maximum equipment loan is $250,000). The line of credit is secured by substantially all of BASIS' assets. As of December 31, 2000, borrowings under this line of credit were $894,509.

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

         The line of credit agreement requires that BASIS maintain a minimum net worth of $750,000. At December 31, 2000, the Company was in compliance with this covenant.

5.   Goodwill
         Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense for the quarter ended December 31, 2000 totaled $52,575. Accumulated amortization totaled $922,531 at December 31 2000.

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

6.  Property and Equipment
      Property and equipment as of December 31, 2000, consists of the following:


                                               December 31, 2000      March 31, 2000
                                               -----------------     ----------------
      Furniture and leasehold improvements      $     252,185          $   365,084
      Equipment and software                          835,975              818,129
                                               -----------------     ----------------
      Total property and equipment                  1,088,160            1,183,213
      Less accumulated depreciation                  (776,087)            (779,778)
                                               -----------------     ----------------
      Net property and equipment                 $    312,073          $   403,435
                                               =================     ================

7.   Inventory
         Inventory consists primarily of third-party computer hardware and third-party software products, which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

8.  Long Term Debt
         In December 2000, the Company signed a $5 million note, converting approximately $5 million in accounts payable. The note assigns bi-weekly payments of $20,000 commencing on January 1, 2001, and provides that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards any unpaid balance due on the note. The interest rate on the note is 10%, with a due date of April 2, 2002. The note bears an 18% per annum default clause.

9.   Earnings Per Share
         Earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

            For the Three Months Ended December 31, 2000 and 1999


                                                                                          Weighted                   Per-Share
                                                       Net Income (loss)                Average Shares                 Amount
                                                    2000              1999          2000              1999         2000       1999
                                                ------------      ------------  -----------       ------------    ------     ------

         Basic EPS
         Income (loss) available to
           common stockholders                  $(1,028,354)        $(504,906)    8,439,577         8,242,897     $(0.12)   $(0.06)

         Effect of Dilutive Securities
         Common stock options                        -                   -           -                  -            -         -
         Convertible Preferred Stock                 -                   -           -                  -            -         -

         Diluted EPS
         Income available to common
         stockholders - assumed conversions     $(1,028,354)        $(504,906)    8,439,577         8,242,897     $(0.12)   $(0.06)


         For the Nine Months Ended December 31, 2000 and 1999

                                                                                              Weighted               Per-Share
                                                  Net Income (loss)                         Average Shares             Amount
                                               2000                1999                  2000            1999      2000       1999
                                          -------------       --------------        -------------      --------    ----       ----
         Basic EPS
         Income (loss) available to
           common stockholders              $(813,195)         $(1,004,926)            8,438,755      6,286,991   $(0.10)    $(0.16)

         Effect of Dilutive Securities
         Common stock options                   -                    -                    -               -        -          -
         Convertible Preferred Stock            -                    -                    -               -        -          -

         Diluted EPS
         Income available to common
         stockholders - assumed conversions $(813,195)         $(1,004,926)            8,438,755     6,286,991    $(0.10)    $(0.16)


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

         Net Sales. Net sales for the third quarter of fiscal 2001 were $6,253,906 compared to $8,847,056 for the same period of the prior fiscal year, a decrease of $2,593,150, or approximately 29.3%. The sales decrease was due primarily to an economic downturn that caused clients to delay a significant number of orders during the quarter. Sales of third party hardware for the period were $4,182,445, a decrease of approximately 23.8% over third party hardware sales for the same period one year ago of $5,486,847. Sales of software licenses, which included third party licenses as well as proprietary software, were $1,008,975 for the period, a decrease of approximately 48.0% over sales of $1,945,297 for the third quarter of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $1,062,486 compared to $1,414,912 for the corresponding period of the previous fiscal year, a decrease of approximately 25.0%. The Company continues to concentrate on sales of hardware and third party software that normally lead to additional service sales.

         Cost of Sales. Cost of sales was $5,095,884, or 81.5% of total net sales, for the quarter ended December 31, 2000, versus approximately $7,071,611, or 79.9% of net sales, for the same period of the previous year. The decreased cost of sales was primarily the result of the decline in sales. The Company expects to see the margins on sales of third party products continue to decline in the long term as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

         Selling and Marketing. Selling and marketing expenses were $732,930, or 11.7% of net sales, for the three month period ended December 31, 2000, compared to $601,887, or 6.8% of net sales for the same period of the previous fiscal year. The increase was primarily the result of an expanded sales staff at the Company's BASIS subsidiary. The Company normally expects sales and marketing expenses to generally reflect long range sales trends, rather than short-term sales cycles.


         General and Administrative. General and administrative expenses for the third quarter of fiscal 2001 were $1,282,648, or 20.5% of net sales, compared to $1,247,655, or 14.1% of net sales, for the third quarter of the previous fiscal year. The increase, as a percentage of net sales, was primarily the result of the decrease in sales. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         Research and Development. Research and development expenses were $45,200, or 0.7% of net sales, for the third quarter of fiscal 2001. The Company did not incur any research and development expense during the third quarter of the previous fiscal year. Research and development is generally related to improvements of proprietary software.

         Operating Income (loss). Operating loss for the period was $902,756, or 14.4% of net sales, versus a loss of $74,097, or 0.8% of net sales, for the same period last year. The operating loss was the combined result of increased staffing to accommodate sales growth, and the decrease in sales resulting from an economic downturn that caused clients to delay a significant number of orders during the quarter.

         Interest Expense and Other Income. Interest expense and other income for the quarter was $86,848, compared to $365,047 for the corresponding period of the prior year, which was mainly interest paid on the current lines of credit and short term borrowings. The decrease was primarily the result of reduced short-term borrowings during the period.

         Income Taxes. The Company had no income tax expense for the third quarters of fiscal 2001 and 2000. As of December 31, 2000, the Company had Federal net operating loss carry forwards of approximately $14,000,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Income (loss) from Continuing Operations. Net loss for the quarter ended December 31, 2000 was $989,604, or a loss of approximately $0.12 per share, versus a loss of $439,144, or a loss of approximately $0.06 per share, for the same period of the prior fiscal year. The loss was the result of the decrease in sales resulting from an economic downturn that caused clients to delay a significant number of orders during the quarter, offset somewhat by reduced interest expense.

         Net Income (loss) from Discontinued Operations. During the fiscal year ended March 31, 2000, the Company discontinued operations of Great River Systems. The loss related to the discontinuance of the subsidiary was $0 for the third quarter of fiscal 2001 as compared to a loss of $45,096 for the same period of the prior fiscal year.

         Net Income (loss) including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had net loss of $989,604, or a loss of $0.12 per share, for the third quarter of fiscal 2001, as compared to a net loss of $484,240, or a loss of approximately $0.06 per share, for the same period of the prior fiscal year.


NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

         Net Sales. Net sales for the fist nine months of fiscal 2001 were $30,297,141 compared to $27,121,131 for the same period of the prior fiscal year, an increase of $3,176,010, or approximately 11.7%. The sales growth was due primarily to continued demand for high-availability integrated systems at the Company's BASIS subsidiary, impacted by an economic downturn in the December quarter that caused clients to delay a significant number of orders during that quarter. Sales of third party hardware for the period were $19,582,063, an increase of approximately 6.6% over sales for the same period one year ago of $18,362,450. Sales of software licenses, which included third party licenses as well as proprietary software, were $7,214,532 for the period, an increase of approximately 43.1% over sales of $5,041,245 for the first nine months of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $3,500,546 compared to $3,717,436 for the corresponding period of the previous fiscal year, a decrease of approximately 5.8%. The Company continues to concentrate on sales of hardware and third party software that normally lead to additional service sales.

         Cost of Sales. Cost of sales was $24,505,653, or 80.9% of total net sales, for the nine months ended December 31, 2000, versus approximately $21,844,711, or 80.5% of net sales, for the same period of the previous year. The increased cost was a result of the increase in sales. The Company expects to see the margins on sales of third party products continue to decrease as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher margin, related services.

         Selling and Marketing. Selling and marketing expenses were $2,118,433, or 7.0% of net sales, for the nine months ended December 31, 2000, compared to $1,677,096, or 6.2% of net sales for the same period of the previous fiscal year. The increase was primarily the result of an expanded sales staff at Basis to accommodate sales growth. The Company normally expects sales and marketing expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         General and Administrative. General and administrative expenses for the first nine months of fiscal 2001 were $3,807,130, or 12.6% of net sales, compared to $3,712,247, or 13.7% of net sales, for the same period of the previous fiscal year. The decrease, as a percentage of net sales, is primarily a reflection of increased sales. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         Research and Development. Research and development expenses were $149,329, or 0.5% of net sales, for the nine months ended December 31, 2000. The Company did not incur any research and development expense during the same period of the previous fiscal year. Research and development is generally related to improvements of proprietary software.

         Operating Income (loss). Operating loss for the nine months ended December 31, 2000 was $283,404, or 0.9% of net sales, versus a loss of $112,923, or 0.4% of net sales, for the same period last year. The operating loss was the combined result of increased staffing to accommodate sales growth, and the decrease in sales in the December quarter resulting from an economic downturn that caused clients to delay a significant number of orders during the quarter.

         Interest Expense and Other Income. Interest expense and other income for the nine months ended December 31, 2000 was $412,333, compared to $649,651 for the corresponding period of the prior year, which was mainly interest paid on the current lines of credit and short term borrowings. The decrease was primarily the result of reduced short-term borrowings during the period.

         Income Taxes. The Company had no income tax expense for the first nine months of fiscal 2001 and 2000. As of December 31, 2000, the Company had Federal net operating loss carry forwards of approximately $14,000,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Income (loss) from Continuing Operations. Net loss for the nine months ended December 31, 2000 was $695,737, or a loss of approximately $0.08 per share, versus a loss of $762,573, or a loss of approximately $0.12 per share, for the same period of the prior fiscal year. The loss was the result of decreased sales in the December quarter resulting from an economic downturn that caused clients to delay a significant number of orders during the quarter, offset somewhat by reduced interest expense.

         Net Income (loss) from Discontinued Operations. During the fiscal year ended March 31, 2000, the Company discontinued operations of Great River Systems. The loss related to the discontinuance of the subsidiary was $1,208 for the first nine months of fiscal 2001 as compared to a loss of $180,798 for the same period of the prior fiscal year.

         Net Income (loss) including Discontinued Operations.    Including
charges related to the discontinuance of the Great River Systems subsidiary, the Company had net loss of $696,945, or a loss of approximately $0.08 per share, for the first nine months of fiscal 2001, as compared to a net loss of $943,371, or a loss of approximately $0.15 per share, for the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000 the Company had a working capital deficit of approximately $334,000 versus a deficit of approximately $4,605,000 at March 31, 2000. The reduction in working capital deficit was primarily the result of approximately $5,000,000 of current accounts payable being reclassified as long-term debt during the December quarter. As a result of the working capital deficit, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at December 31, 2000 was $685,849, of which $300,000 was restricted as security for the Company's line of credit.

         Cash provided by operations during the quarter ended December 31, 2000 was $4,010,220, compared to cash used in operations of $3,443,680 for the corresponding period in fiscal 2000. This was due primarily to decreased accounts receivable resulting from improved collections and cash flow management and the reclassification of a portion of accounts payable to debt. Cash used in investing activities was $1,928 at December 31, 2000 and $157,208 at December 31, 1999. The decrease was due to reduced capital equipment purchases. Cash used in financing activities for the quarter ended December 31, 2000 was $4,070,353, compared to cash provided by financing activities of $3,939,227 for the corresponding period in fiscal 2000. The decrease resulted primarily from reductions in long-term debt, reduced borrowings against the Company's line of credit, and the lack of any significant issuances of equity in the current fiscal year.

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

         During fiscal year 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company have a minority interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 raised, $220,780 represented conversion of current debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt, and $337,720 in cash payments, the Company has received $558,500, representing 55,850 shares of the Series C Preferred stock, and has extended the due date for the remaining $191,500.

         As part of the Sunburst settlement described above, the Company paid $100,000 to Sunburst, of which, $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000. The note is payable in three quarterly principal payments of $25,000, plus interest at 10%, commencing in April 2001 and concluding in October 2001.

         In December 2000, the Company signed a $5 million note, converting approximately $5 million in accounts payable. The note assigns bi-weekly payments of $20,000 commencing on January 1, 2001, and provides that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards any unpaid balance due on the note. The interest rate on the note is 10%, with a due date of April 2, 2002. The note bears an 18% per annum default clause.


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

         During fiscal 2000, the Company and one of its primary vendors agreed to convert a $1,212,000 trade payable into a promissory note. At June 30, 2000, the principal balance was approximately $753,000, payable with interest at 12%. At December 31, 2000, the remaining principal balance was approximately $723,000.

         In fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This credit facility is designed to provide working capital to support the Company's systems integration operations. Among other things the agreement requires that the Company maintain a combined net worth at BASIS of at least $750,000. At December 31, 2000, the Company was in compliance with this requirement. The Company has no commitment from the lender to renew this facility. The Company has received proposals from a number of competing lenders, but has no commitment from any other source to replace this facility. There can be no assurance that this facility will be renewed or that it can be replaced, either on terms acceptable to the Company or at all. The credit facility matures at March 31, 2001, and, to support operations, the Company will need to renew or replace this credit facility. The total amount of the line of credit outstanding at December 31, 2000 was approximately $894,509.

         During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principle was repaid. The interest rate on the notes is 2% per month. As of December 31, 2000, the remaining principle balance on these notes, which are currently due, was $130,000.

         At December 31, 2000, the Company had current debt obligations, or debt that will become due within twelve months, of approximately $1,892,534, excluding $894,509 of borrowings under its line of credit, the term of which expires on March 31, 2001. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity or debt financing to maintain current operations, service current debt, and assure its ability to achieve its plans for current and future expansion and the Company will need to either renew the line of credit, replace it with another line of credit with similar borrowing limits, or repay outstanding borrowings by March 31, 2001. No assurance can be given of the Company's ability to obtain any or all financing on favorable terms, if at all. In June 2000, the Company engaged the investment banking firm of Carmichael and Company to assist and advise the Company in connection with the review of the Company's strategic alternatives. In addition to raising capital, possible alternatives include the sale of certain assets, including BASIS, Inc., the Company's remaining operating subsidiary. As of the date of this report, the Company is not a party to any agreements for the sale or other disposition of assets not in the ordinary course of business.

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

         During the third quarter of fiscal 2001, the Company purchased approximately $1,928 in capital equipment and software.

         Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and was released during the quarter ending September 30, 1998. The Company's internal development tools are Year 2000 compliant. The proprietary wholesale distribution software product line was Year 2000 compliant as of April 1999 and was released in May 1999. Internally, the Company uses its distribution software accounting package. The Company is not currently aware of, and to date has not experienced, any significant Year 2000 compliance problems relating to the Company's proprietary software systems that would have a material and adverse effect on the Company's business, results of operations or financial condition. Furthermore, the Company does not believe that clients utilizing its Year 2000 compliant software products will have any problems with their vendors or customers because of the Year 2000 issue due to the use of the Company's software products. However, there can be no assurance that the Company will not discover Year 2000 compliance problems in its proprietary software or other third-party software or hardware that will require a substantial investment to correct. The Company's inability to fix such software on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on the Company's business, results of operations and financial condition. Additionally, there can be no assurance that utility companies, Internet network companies, Internet access companies, third-party service providers and others outside the Company's control will be Year 2000 compliant. Costs relating to the development of the Year 2000 issue were included in the research and development expenses during the fiscal year ended March 31, 1999. The Company did not incur any material costs or expenses relating to Year 2000 issues during the fiscal year ended March 31, 2000, or in the first nine months of fiscal 2001, ended December 31, 2000.

        Subsequent Events. On February 16, 2001, the Company consummated a definitive agreement with Sunburst Acquisitions IV, Inc. in full settlement of all claims under a Stock Purchase and Merger Agreement ("SPMA") between the two companies. Pursuant to the SPMA, Sunburst had previously invested $1,000,000 in the Company and was issued 3,459,972 shares of Prologic common stock. In December 1999, the SPMA failed to proceed and the two companies have since been attempting to resolve their differences. Under the settlement agreement, the Company paid Sunburst $100,000 in settlement expenses. Of the 3,459,972 shares of Prologic common stock issued to Sunburst, 900,000 shares were purchased by third parties, Sunburst retained ownership of 600,000 shares, and Sunburst surrendered the remaining 1,959,972 shares. Those surrendered shares were cancelled, reducing the Company's total outstanding common stock from 8,503,942 shares to 6,544,871 shares.


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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, on August 1, 2000, certain holders of the Series B Convertible Preferred Stock filed an action in the Arizona Superior Court, Pima County (Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999). In the complaint, Plaintiffs allege that certain conditions affecting the Series B Preferred Stock conversion rate were not timely met, or not met at all, resulting in rights to convert Series B Preferred shares into a substantially greater number of shares of the Company's common stock than originally specified. Although the exact number of shares of common stock is unspecified, the Company believes that judgment in favor of the Plaintiffs might result in conversion rights involving up to 5,837,049 shares of common stock. The Plaintiffs also request a judgment declaring whether the Company's Series C Convertible Preferred Stock (which has conversion rights and conversion rates identical to those of the Series B Preferred Stock) was validly issued. The Company maintains, as previously reported, that the conditions were met by December 31, 1999, and has filed a counterclaim against the Plaintiffs, petitioning the court to, amongst other things, affirm the Company's position and deny the Plaintiffs' claims.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

On February 2, 2001, the Company filed its Preliminary Proxy Statement for the 2000 Annual Meeting with the SEC. The Company's 2000 Annual Meeting will take place at 2:00 p.m., local time, Thursday, March 29, 2001, at the Holiday Inn Palo Verde, 4550 South Palo Verde Boulevard, Tucson, Arizona. The purposes of the Annual Meeting are: (1) To elect seven (7) directors to serve until the next annual meeting of shareholders of the Company and until their successors are elected and qualified; (2) To amend and restate Prologic's 1994 Stock Option Plan (the "Plan") to increase the number of shares of the Company's common stock allocated to and reserved for issuance under the Plan from 500,000 to 3,500,000, and to extend the term of the Plan to March 29, 2011; (3) To approve and adopt an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the common stock of the Company from 10,000,000 to 50,000,000 and the number of authorized shares of the preferred stock of the Company from 1,000,000 to 5,000,000; (4) To approve and adopt an amendment to the Company's Articles of Incorporation to limit the liability of directors to the fullest extent allowed by Arizona law; (5) To ratify the appointment of BDO Seidman LLP as the Company's independent auditors for the fiscal year ending March 31, 2001; and (6) To consider any other matters which properly may come before the meeting or any adjournments or postponements of the meeting. The Board of Directors has fixed the close of business on February 21, 2001 as the record date (the "Record Date") for the determination of the shareholders entitled to notice of, and to vote at, the Annual Meeting or any adjournment thereof. Only shareholders of record at the close of business on the Record Date are entitled to notice of, and to vote at, the Annual Meeting. The stock transfer books will not be closed. Shares of common stock can be voted at the Annual Meeting only if the holder is present at the Annual Meeting in person or represented by valid proxy.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 10QSB

         A.     Exhibits:
                None.

         B.     Reports:
                No reports on Form 8-K were filed during the quarter ended December 31, 2000.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIC MANAGEMENT SYSTEMS, INC.



    DATED: February 16, 2001             By:     /s/  James M. Heim
                                                 -------------------------------
                                                 James M. Heim
                                                 Principal Financial and
                                                 Accounting Officer


                                         By:     /s/  Richard E. Metz
                                                 -------------------------------
                                                 Richard E. Metz
                                                 President