Form 10KSB
period 2001-03-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2001-06-29
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001.

Commission file number: 33-89384-LA

PROLOGIC MANAGEMENT SYSTEMS, INC.
(Name of small business issuer in its charter)

Arizona (State or other jurisdiction of incorporation or organization)	86-0498857 (I.R.S. Employer Identification No.)

3708 E. Columbia Street, #110, Tucson, Arizona (Address of principal executive offices)	85714 (Zip Code)

Issuer’s telephone number (520) 747-4100.

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer’s revenue for its most recent fiscal year: $37,756,351.

As of June 15, 2001, the aggregate market value of 5,055,699 shares of voting stock held by non-affiliates of the issuer (calculated using the reported closing sale price of the common stock on the OTC Bulletin Board) was $1,769,495. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

Number of shares of common stock outstanding on March 31, 2001 was 6,858,058.

Transitional Small Business Disclosure Format: Yes [   ]; No [X].

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

RECENT DEVELOPMENTS

Settlement Agreement with Sunburst Acquisitions IV, Inc.

     On February 16, 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc., which resulted in 1,959,972 of our shares being cancelled, and $100,000 in settlement expense cost reimbursement to Sunburst. On July 8, 1999, the Company had entered into a Stock Purchase and Merger Agreement (“SPMA”) with Sunburst Acquisitions IV, Inc., a Colorado corporation (“Sunburst”). Under the terms of the SPMA, Sunburst was obligated to purchase 6,171,235 shares of common stock for $5,000,000. At December 31, 1999, Sunburst had not performed any contractual obligation beyond the initial Tranche 1 stock purchase payment of $1,000,000, and, as a result of Sunburst’s defaults, the SPMA was, thereafter, effectively abandoned.

Financing Agreement with KBK Financial, Inc.

     Subsequent to March 31, 2001, the Company signed a $3,000,000 financing agreement with KBK Financial, Inc. for a line of credit to finance its accounts receivable. This credit facility replaced a $5,000,000 credit facility with Coast Business Credit, which matured at March 31, 2001. This new facility is designed to provide working capital to support the Company’s systems integration operations. Among other things, the financing agreement with KBK Financial, Inc. requires that the Company’s BASIS, Inc. subsidiary maintain a net worth of at least $400,000. (See Part III, Item 6, Management’s Discussion & Analysis, Liquidity and Capital Resources.)

OTC Bulletin Board

     Subsequent to March 31, 2001, the National Association of Securities Dealers approved the application of GunnAllen Financial, Inc., a Tampa, FL based full-service brokerage and investment firm, to make a market in the Company’s securities on the OTC Bulletin Board. The Company’s common stock was previously traded in the non-NASDAQ over-the-counter market, after it delisted from the NASDAQ Small Cap Market in August 1998. (See Part III, Item 6, Management’s Discussion & Analysis, Introduction.)

Expansion

     During Fiscal 2001 the Company’s BASIS subsidiary achieved Sun Microsystems, Inc. iForce (sm) National System Provider (“NSP”) status, which made BASIS eligible to sell and service Sun products nationwide without being constrained by the time and personnel restrictions that Sun Microsystems otherwise requires of its channel partners to set up new offices. Subsequent to March 31, 2001, the Company expanded BASIS’ systems integration business into the Phoenix and Tucson metro areas.

ITEM 1. BUSINESS

GENERAL

     Prologic Management Systems, Inc. is an Arizona corporation founded in 1984. The Company is a commercial systems integration, professional services and software development firm, specializing in high-availability, fully integrated systems. The Company’s BASIS, Inc. subsidiary, headquartered in Emeryville, California, provides systems integration services, networking services, security and database software for the commercial market. The Company’s Tucson office, which also serves as its corporate headquarters, provides professional services, including process improvement consulting services, software development services, and support services for its clients in the manufacturing industry.

     The Company offers clients a wide range of professional services from consulting to implementing custom business solutions, including the integration of web storefronts with back-end e-commerce systems, developing complete e-business strategies, web design and security. The Company specializes in open systems integration and related services, primarily utilizing UNIX operating systems to deploy powerful computing solutions. Professional services include enterprise and workgroup client/server design and optimization, relational database integration, LAN/WAN and workgroup solutions, and offers consulting and software development expertise in manufacturing, distribution and resource tracking for commercial clients.

     The Company’s principal executive offices are located at 3708 E. Columbia Street, Suite 110, Tucson, Arizona 85714 and its telephone number is (520) 747-4100. The Company’s World Wide Web Site can be accessed at www.prologic.com.

SERVICES AND PRODUCTS

     The Company provides systems integration services and other professional services, including e-commerce, consulting, and software development, as well as support services for its customers in the manufacturing sector that utilize its proprietary software products. The Company’s software development expertise provides an internal resource for development needs in integration and custom projects.

     The Company provides national and regional product support, as well as Internet and Intranet application and framework and design, security, encryption and relational database deployment. The Company provides full-service planning, design, management, custom programming, systems integration, technical and consulting services. This includes design and architecture, consulting, technical support, training and the installation and sale of third-party computer hardware and software products.

     The Company provides consulting services to its clients, particularly in the areas of hardware and software selection, logical and physical system design, programming implementation, process improvement, education and training. As a systems integrator, the Company assumes overall project management responsibility. The Company generally bills for project work on a time and materials basis. The Company’s ability to undertake and successfully implement major systems integration and other projects requires a wide range of technical skills, such as logical and physical design, implementation and training support and technical expertise in computer hardware and peripheral equipment, databases, programming, productivity tools, communications, and system design and maintenance. The Company’s experience has been that a highly trained and skilled workforce possessing the necessary technical expertise is available in each of the markets in which the Company currently has offices.

     In an effort to increase its software sales, the Company focused a limited amount of development resources to address supply chain management for its clients adopting an e-commerce strategy in business-to-business (“B2B”) operations and to enhance and improve its traditional application software products, which use an open architecture with the capability of accessing data from multiple industry-standard database architectures.

     The Company’s proprietary products include manufacturing and distribution software for commercial clients, as well as e-commerce supply chain offerings. The Company’s principal software products are described below.

     Prologic Manufacturing. Prologic Manufacturing is a comprehensive 21-module software application suite that includes management tools, which help manage the day-to-day operations of a manufacturing environment. The Manufacturing modules range from general accounting to the tracking and movement of products through the plant, to increased visibility of labor efficiencies. Prologic Manufacturing integrates all aspects of the manufacturing process. Prologic Manufacturing can be used in conjunction with Prologic Electronic Data Interchange software as well as Prologic Data Collection software.

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

     To date, the vast majority of the Company’s operating revenues in each fiscal year have been generated from the sale of systems integration hardware products and sales of related software products, integration services and other professional services. The Company’s other activities, including sales of e-commerce solutions and sales of its proprietary software products and related services, contribute substantially less to overall operating revenues. Since 1996, the Company has continued to increase sales of its systems integration services, which have a higher margin than sales of computer hardware.

     Sales of the Company’s professional services have represented an increasingly important percentage of gross margins. During the Company’s fiscal year ended March 31, 2001, approximately 40% of the Company’s total gross margin was generated by professional services. During the same fiscal year, approximately 60% of the Company’s gross margin was generated by hardware sales and related third-party software, which have materially lower margins than sales of professional services, systems integration services or proprietary software.

     Development of higher revenues from the Company’s other activities has been hampered by the capital requirements of the Company’s systems integration business and the Company’s lack of additional capital resources that are necessary to aggressively market the Company’s higher margin proprietary software products and services.

MARKETING AND DISTRIBUTION

     The Company’s strategic marketing efforts are directed by its corporate office in Tucson. However, the Company’s BASIS, Inc. subsidiary provides internal sales and marketing management with additional support, when required, from the Tucson office. The Company’s primary goal is to lead with its commercial systems integration expertise and promote the sale of professional services to increase the Company’s overall margins and competitive advantage. To achieve this goal, the Company intends to address its existing customer base, develop new corporate accounts in targeted geographical areas and expand and develop strategic relationships with various companies that sell products within the systems integration market. The Company has joint marketing relationships with leading hardware vendors and will continue to offer its systems integration expertise. The Company currently resells products from or has marketing agreements with 3Com Corporation, Accenture, Foundry Networks, Inc., GE Access, Check Point Software Technologies Ltd., Cisco Systems, Inc., Computer Associates International, Inc., Legato Systems, Inc., Oracle Corporation, Protegrity, Sun Microsystems, Inc., and Veritas Software Corporation.

     During fiscal 2001, the Company’s BASIS subsidiary initiated a marketing campaign designed to enhance its presence in the Silicon Valley, through the use of cooperative marketing funds provided by multiple vendors.

     The Company has established sales and/or integration offices in Tucson, Arizona (Prologic), Emeryville, California (BASIS), and Portland, Oregon (BASIS) to offer proximity to its customer and vendor base. The Company believes that there are sufficient numbers of qualified potential employees in all areas where the Company has offices to support the expansion of the Company’s services and its customer base in accordance with the Company’s long-range business plan.

GROWTH STRATEGY

     The Company’s strategy is to grow its revenue both by increasing its systems integration services within its customer base at existing Company locations, and by expanding its sales force on a regional basis into new customer relationships that can be served initially by the technical resources located at existing locations.

     As the new customers are integrated into the overall operations, the Company’s focus will turn to securing higher gross margins. This will be accomplished primarily through the sale of systems integration and professional consulting services. Management believes that higher margins, if achieved, will enable the Company to internally fund the growth of the operations to take advantage of the significant growth opportunities that exist in the market.

     The Company believes that an internal growth strategy is the most cost-effective avenue of growth for the Company. However, due to limited working capital, growth of the Company’s operations will, for the foreseeable future, depend principally upon the Company’s ability to generate growth internally while expanding, or at least maintaining, its operating margins.

COMPETITION

     The systems integration and computer software industries are highly competitive, include participants from a variety of market segments, are subject to rapid change and have low barriers to entry. The competition in systems integration services includes mid-level and regional systems integrators, international, national and regional accounting firms, the service groups of computer equipment companies, contract programming companies, facilities management companies and general management consulting firms. Among the more recognizable participants in the market are Accenture, Cambridge Technology Partners, Computer Sciences Corporation, PricewaterhouseCoopers, Electronic Data Systems Corporation, IBM-Innovative Information Systems, and Technology Solutions Corporation. The Company believes it competes favorably with these systems integrators in the areas and level of responsiveness, regional and national vendor contacts, and its dedication to maintaining up-to-date certification standards to provide its clients with a higher standard of customer service.

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

DEPENDENCE UPON LIMITED SUPPLY OF SALES, MANAGEMENT AND TECHNICAL PERSONNEL

     The Company believes that its ability to compete successfully depends in part on a number of factors outside of its control, including the ability of its competitors to hire, retain and motivate a large number of sales personnel, technicians and managers, and the development by others of competitive services and software. The Company’s Management believes that its principal long-term challenge is to identify and hire effective sales and project managers and skilled technical personnel to focus efforts on the marketing and sales of professional services and proprietary software products, both through the Company’s systems integration subsidiary and through direct sales. Many participants in the professional services, systems integration and software development businesses have significantly greater financial, technical, and marketing resources than does the Company.

SOURCES OF PRODUCTS AND UNDERLYING TECHNOLOGY

     The principal products used in the Company’s systems integration projects include third-party computer hardware and software. As of June 2001, the Company has not experienced any material difficulties or delays in meeting customer shipments. While alternate independent suppliers for such products are available, the Company is reliant upon licensing and marketing agreements with the product manufacturers.

     The Company’s primary supplier, GE Access, is a master distributor for Sun Microsystems and numerous other hardware and software manufacturers. GE Access-distributed products accounted for approximately 87.7% of the Company’s fiscal 2001 product purchases and 89.8% of product purchases in fiscal 2000. In fiscal 2000, the Company extended its distribution agreement with GE Access an additional three (3) years. GE Access currently allows the Company to purchase goods on open credit and under a program that allows customers, such as the Company, to assign proceeds from sales of products directly to GE Access. At March 31, 2001, the Company had $2,106,083 in assignment of proceeds and $1,566,603 in open credit with this supplier. The credit with this supplier is based on the credit worthiness of our clients under the assignment of proceeds program.

     In December 2000, the Company signed a $5 million note, converting approximately $5 million in accounts payable to GE Access into installment debt. The note requires bi-weekly payments of $20,000 commencing on January 1, 2001, and requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. The interest rate on the note is 10%, with a due date of April 2, 2002.

     The Company has numerous underlying agreements with third-party hardware and software companies concerning the distribution and support of their products. There are a limited number of companies that have comparable products. Furthermore, the loss of any license agreement with a significant supplier or manufacturer could interrupt the sales of the Company’s products and services and have a material adverse impact on the Company.

DEPENDENCE UPON LIMITED NUMBER OF CUSTOMERS

     The Company’s five largest clients in the fiscal year ended March 31, 2001 accounted in the aggregate for 53.15% of total revenues (and individually accounted for 17.41%, 12.90%, 11.24%, 6.07% and 5.54% of total revenues, respectively) and in fiscal 2000, the five largest clients accounted in the aggregate for 39.01% of total revenues (and individually accounted for 12.58%, 8.97%, 8.64%, 5.74% and 3.08% of total revenues, respectively). Based upon the significant capital expenditure usually associated with the initial purchase of the systems which the Company integrates for its customers, and because these systems purchases generally are not recurring expenses by the same customer, it is unlikely that the revenue from any individual customer that has accounted for significant revenues in past periods will continue to represent a significant portion of future period revenues. As a result, the Company’s business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of systems integration orders received.

     From time to time, the Company, in the ordinary course of its systems integration business, enters into agreements to provide professional services to customers in connection with the development of certain product features and enhancements. Such agreements provide for payment of specified fees as services are provided, and payments as development milestones are attained. Other than with respect to such agreements, none of the Company’s customers are contractually obligated to license or purchase additional products or services from the Company.

     Furthermore, the Company’s customers are generally concentrated in specific geographic areas, particularly the Western States. The Company’s future success depends upon the capital spending patterns of its customers and the continued demand by such customers for the Company’s products and services. The Company’s operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of customer concentration and factors affecting capital spending in the areas in which the Company conducts its business.

PRODUCT DEVELOPMENT

     The market for computer products and related services is characterized by rapid technological developments and changes in customer requirements. As a result, the Company’s success will depend in part on its ability to continue to evaluate third party products and to introduce in a timely manner new products that keep pace with technological advances and respond to rapidly changing customer requirements. The life cycle of a product is dependent in part on timely updates to keep pace with technological advances and the needs of its customers. The Company seeks to evaluate all of the products it markets, typically on an annual basis, but there can be no assurance that any enhancements or new products will adequately address the changing needs or gain the acceptance of the marketplace.

EMPLOYEES

     As of March 31, 2001, the Company had approximately 59 full-time employees, including 23 in technical services, 19 in sales and marketing and 17 in finance and administration. The Company’s Tucson office employed 20 full-time employees, and the Company’s BASIS, Inc. subsidiary had 39 full-time employees. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     The Company’s headquarters are located in Tucson, Arizona in a leased office consisting of approximately 12,178 square feet. The lease expires September 2004.

     BASIS leases 10,700 square feet of office space in Emeryville, California, under a month-to-month lease. BASIS’ Portland, Oregon site leases 2,672 square feet of office space under an extended lease that expires March 2002.

     If the Company were to require additional or alternate space within the next twelve months, the Company believes that space sufficient to meet its requirements will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     As previously reported, on August 1, 2000, certain holders of the Company’s Series B Convertible Preferred Stock filed an action in the Arizona Superior Court, Pima County (Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999). In the complaint, Plaintiffs allege that certain conditions affecting the Series B Preferred Stock conversion rate were not timely met, or not met at all, resulting in rights to convert Series B Preferred shares into a substantially greater number of shares of the Company’s common stock than originally specified. Although the exact number of shares of common stock is unspecified, the Company believes that judgment in favor of the Plaintiffs might result in conversion rights involving up to 5,837,049 shares of common stock. The Plaintiffs also request a judgment declaring whether the Company’s Series C Convertible Preferred Stock (which has conversion rights and conversion rates identical to those of the Series B Preferred Stock) was validly issued. The Company maintains, as previously reported, that the conditions were met by December 31, 1999, and has filed a counterclaim against the Plaintiffs, petitioning the court to, amongst other things, affirm the Company’s position and deny the Plaintiffs’ claims.

     On February 21, 2001, these Series B Convertible Preferred Stockholders requested that Prologic convert their shares of Series B Convertible Preferred Stock into common stock. The Company converted the preferred stock to common stock at a conversion rate of $2.25 per share for a total of 277,782 shares of common stock. The Plaintiffs contend that the conversion should have resulted in the issuance of approximately 4.6 million shares and both the original complaint and counterclaim remain pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS

     The Company held its 2000 Annual Meeting on March 29, 2001. February 21, 2001 was the record date for the Annual Meeting. On the record date, 6,821,752 shares of common stock were outstanding and eligible to vote, and 6,293,479 shares of common stock were present in person or by proxy at the Annual Meeting. The table below briefly describes the proposals and results from the 2000 Annual Meeting.

		Number of Shares Voted
Proposal	For	Against or Withheld	Abstentions

To elect seven directors to serve until the next annual meeting

James M. Heim	6,291,534	1,945	0

Richard E. Metz	6,236,094	57,385	0

Mark S. Biestman	6,291,534	1,945	0

Bruce Carlsmith	6,291,534	1,945	0

Herbert F. Day	6,291,534	1,945	0

Edwin G. Hubert	6,291,534	1,945	0

John W. Olynick	6,274,869	18,610	0

To amend and restate Prologic’s 1994 Stock Option Plan to increase the number of common stock reserved for issuance under the plan from 500,000 to 3,500,000, and to extend the term of the plan to March 29, 2011	6,090,481	202,853	145

To amend the Articles of Incorporation to increase the authorized shares of common stock from 10,000,000 to 50,000,000 and the preferred stock from 1,000,000 to 5,000,000	6,126,781	77,553	89,145

To amend the Articles of Incorporation to limit the liability of directors to the fullest extent allowed by Arizona law	5,903,545	365,932	24,002

To ratify the appointment of BDO Seidman LLP as the independent auditors for the fiscal year ending March 31, 2001	6,291,534	0	1,945

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company completed its initial public offering on March 15, 1996 at a price of $5.00 per share of Common Stock and $0.125 per Warrant (each warrant entitling the holder to purchase one share of common stock at an exercise price of $6.00). The Company’s common stock warrants expired unexercised in the fiscal year ended March 31, 1999. The Company’s securities were delisted from trading on the NASDAQ Small Cap Market and the Boston Stock Exchange in August 1998, following which trading of the Company’s common stock has continued to be conducted on the non-NASDAQ over-the-counter (“OTC”) market, under the symbol PRLO. Trading of the Company’s common stock in the OTC market has been sporadic and generally at very low reported daily volumes. Until recently when the Company’s stock began trading on the OTC Bulletin Board, there had been no active market for the Company’s common stock since it was delisted from the NASDAQ Small Cap Market in August 1998.

     The table below represents the high and low bid prices for the Company’s common stock, as reported by the National Quotation Bureau, from June 30, 1999 through March 31, 2001. The National Quotation Bureau did not quote high and low bid prices for the common stock during the quarter ended June 30, 1999. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

	Common Stock

Quarter Ended	High	Low

June 30, 1999	N/A	N/A

September 30, 1999	$0.3750	$0.2500

December 31, 1999	$0.3750	$0.1250

March 31, 2000	$1.1875	$0.3125

June 30, 2000	$0.8000	$0.3000

September 30, 2000	$0.5100	$0.3100

December 31, 2000	$0.4500	$0.1200

March 31, 2001	$0.4000	$0.1300

     As of June 15, 2001, there were 196 shareholders of record of the Company’s common stock. The Company has neither declared or paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. During the fiscal year, dividends totaling 100,671 shares of common stock valued, in the aggregate, at $100,113 were paid to holders of the Company’s Series B Preferred Stock and Series C Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

Fiscal Year Ended March 31, 2001

1.	During the fiscal year ended March 31, 2001, the Company issued dividends totaling 100,671 shares of common stock to holders of the Company’s Series B and Series C Preferred Stock in a transaction exempt from registration. The dividends were valued, in the aggregate, at $100,113.

2.	During the fiscal year ended March 31, 2001, the Company issued 277,782 shares of common stock to certain holders of shares of the Company’s Series B Preferred Stock pursuant to the conversion of 62,500 shares of Series B Preferred stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

3.	During the fiscal year ended March 31, 2001, the Company issued a warrant to purchase an aggregate of 66,666 shares of common stock as consideration for financial advisory services rendered by an investment banking firm in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The exercise price is $0.75 per share of common stock, and the warrant expires in May 2005.

PART III

ITEM 6. MANAGEMENT’S DISCUSSION & ANALYSIS

INTRODUCTION

     The Company provides systems integration services, software development, technology products and related services. The majority of the Company’s revenues are generated from systems integration and related product sales. The Company’s services include systems integration, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, network design and connectivity, and security and encryption design and deployment. The Company’s software development expertise provides an internal resource for development needs in integration and custom projects. The Company’s proprietary products include manufacturing, distribution, and resource tracking software for commercial clients, as well as its e-commerce solutions. The Company’s products are not directed to the retail consumer market. For additional information on the combined operating results of the Company and its subsidiaries, see the Consolidated Financial Statements of the Company and Notes thereto. The discussion should be read in conjunction with and is qualified in its entirety by the Consolidated Financial Statements of the Company and Notes thereto.

     The Company’s securities were delisted from both the NASDAQ Stock Market and the Boston Stock Exchange in August 1998. Delisting resulted from the Company’s failure to maintain the minimum net tangible asset requirement of the NASDAQ Stock Market. Trading of the Company’s securities may continue to be conducted on the OTC Electronic Bulletin Board or in the non-NASDAQ over-the-counter market. As a result, a holder of the Company’s securities may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s securities. In addition, purchases and sales of the Company’s securities may be subject to Rule 15g-9 (the “Rule”) promulgated by the Securities and Exchange Commission (the “SEC”). The Rule imposes various sales practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the Rule may have an adverse effect on the ability of broker-dealers to sell the Company’s securities and may affect the salability of the Company’s securities in the secondary market.

     The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system. With the Company’s securities delisted from the NASDAQ Small Cap Market, they may come within the definition of penny stocks because the trading price of the Company’s common stock in currently below the $5.00 per share threshold. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not exempt from the rules, to deliver a standardized document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer prior to effecting the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2001 TO FISCAL 2000

     Revenues. Total revenue increased by 7.22% for the fiscal year ended March 31, 2001 to $37,756,351 from $35,214,426 for the previous fiscal year. Sales of third party hardware increased by 5.32% to $24,842,295 from $23,586,367 for the year ended March 31, 2000; sales of third party and software licenses increased by 27.04% to $8,581,053 from $6,754,679 for the year ended March 31, 2000; and sales of professional services decreased by 11.1% to $4,333,003 from $4,873,380 for the prior fiscal year. The increase in the sales of third party hardware and software is attributable to the replacement and restructuring of the sales and marketing department at BASIS. During the fiscal year, the Company added additional sales and technical personnel in that business unit. Sales of third party software increased due to focused efforts within our BASIS subsidiary on our relationship with Oracle. While the professional services revenue decreased, the overall gross margin contribution from professional services increased.

     Historically, the Company’s revenues vary significantly from period to period. This is due to the high revenues associated with the initial stages of a typical system implementation in contrast to the relatively lower revenues associated with services and products which may be furnished by the Company to the customer after completion of the initial installation. Accordingly, the Company’s revenues may vary significantly from period to period for a variety of reasons, including but not limited to the timing of customer orders for products and services, deferrals and cancellations of orders, and capital spending patterns of customers and prospective customers in the specific industries and areas in which the Company’s customers have historically been concentrated.

     Cost of Sales. Cost of sales increased 4.8% to $30,939,608, or 81.9% of total revenue, for the fiscal year ended March 31, 2001, from $29,525,218, or 83.8% of total revenue, for the same period of the prior fiscal year. The decrease as a percentage of total revenue was due to the change in sales mix to a higher amount of software sales, which carry a higher margin than hardware sales, and an increase in the gross margin rate on sales of professional services. The cost of third party hardware sales as a percentage of hardware sales decreased to 88.8%, or $22,060,121, from 90.5%, or $21,352,928, for the fiscal year ended March 31, 2000. The cost of professional services, and software and third party licenses also increased from $8,172,290 in the fiscal year ended March 31, 2000 to $8,879,487 for the same period ended in 2001. The overall increase in gross margin from services was due to increased procurement fees received from vendors for the design, architecture, and sales efforts related to client installations. The Company expects professional services as a percentage of third party product sales to increase as the new clients that were secured in fiscal 2001 increase their usage of our service offerings. Professional services costs were 37.1% of service revenue in fiscal 2001 as compared to 62.1% of service revenues in fiscal 2000. The cost of sales for software licenses increased to 84.7% of license revenue in fiscal 2001 from 76.2% in fiscal 2000.

     The increase in the cost of software was the result of competition as the Company’s BASIS subsidiary rapidly expanded its client base; initial sales contain a lower component of services and are therefore more susceptible to pricing pressures in the database software market. The Company expects this general industry trend to continue. However, as the Company increases sales of professional services to these newer clients following the initial installation phase, the impact of competitive pressures associated with computer hardware and software sales should diminish. The Company anticipates that its overall margin will improve as sales of professional services become a larger percentage of total revenue.

     Gross Profits. Gross profit increased by 19.9% to $6,816,743 for the fiscal year ended March 31, 2001, as compared to $5,689,208 for the fiscal year ended in 2000. Gross margin increased to 18.1% in the fiscal year ended March 31, 2001 from 16.2% for the same period in 2000, due principally to the increased sales of software licenses and improved margins on professional services. The overall increase in gross margin from services was due to increased procurement fees received from vendors for the design, architecture, and sales efforts related to client installations. The Company expects professional services as a percentage of third party product sales to increase as the new clients that were secured in fiscal 2001 increase their usage of our service offerings.

     General and Administrative. General and administrative expenses were $5,375,680, or 14.2% of total revenue, for the fiscal year ended March 31, 2001, as compared to $4,273,033, or 12.1% of total revenue, for the same period of the prior fiscal year. The increase in general and administrative expense was due in part to the increase in expansion at our BASIS, Inc. subsidiary, including efforts to achieve Sun Microsystems, Inc. iForce (sm) National System Provider status in the current fiscal year. The Company expects to continue to reduce general administrative expenses as a percentage of sales as revenue increases.

     Selling and Marketing. Primarily as a result of increasing the sales and marketing staff during the fiscal year ended March 31, 2001, selling and marketing expenses increased 25.5% from $2,004,194 to $2,514,968. As a percent of total revenue, selling and marketing expense increased from 5.7% of total revenue for the previous fiscal year to 6.7% of total revenue for the fiscal year ended March 31, 2001. The Company expects overall selling and marketing expense to increase during Fiscal 2002, as additional sales and marketing staff is hired to support continued growth.

     Research and Development. For the fiscal year 2001, the Company incurred approximately $194,797 of research and development expense, compared $360,799 for the prior fiscal year. Research and development expense in fiscal year 2001 included development expenses related to enhancing the Company’s application software products and providing clients with e-commerce capabilities in business-to-business operations.

     Operating Loss. The Company’s loss from operations was $1,268,702, or a loss of 3.4% of total revenue, for the fiscal year ended March 31, 2001, as compared to a loss of $948,818, or a loss of 2.7% of total revenue, for the same period of the prior fiscal year. The increase in the loss was due to an increase in operating expenses as a percentage of total revenue. The operating loss is primarily attributable to the Company’s significant investment in sales and marketing and development of our technical departments in conjunction with efforts to achieve Sun Microsystems, Inc. iForce (sm) National System Provider status.

     The Company believes that it will continue to see gross profit erode in the systems integration market for hardware sales. Accordingly, the Company’s strategy is to continue to increase the sales of professional services and software products and associated services. If the Company is successful in increasing sales of professional services and software increase in relation to the sales of hardware, the Company expects to see continued favorable changes in its results of operations in future periods.

     The Company expects that operating results will fluctuate as a result of a number of factors, including but not limited to: the availability to the Company of capital adequate to support it’s current and anticipated levels of sales; the ability to attract and retain highly skilled technical, managerial and sales and marketing personnel; the timing of new product and service introductions by the Company, by vendors whose products the Company resells to its customers, as well as by its competitors; changes in the Company’s level of operating expenses, including the Company’s marketing and promotional programs; the size and timing of customer orders for its products or services, development, production or quality problems on the part of the Company or its suppliers; the payment of support and maintenance fees; competition in the computer software market; and the general state of the global and national economies. The market demand for the Company’s products and services can be significantly affected by uncertain economic cycles. Many of the factors that may affect the Company’s operating results and demand for products and services based on its technologies cannot be predicted, may not exhibit a consistent trend, or are substantially beyond the Company’s control. Fluctuations in operating results can also be expected to result in volatility in the price of the Company’s common stock.

     Interest Expense. The Company incurred $652,625 in interest expense during the fiscal year ended March 31, 2001 as compared to $888,385 for the same period of the prior fiscal year. Interest expense is on both long-term and short-term debt.

     Income Taxes. The Company had no income tax expense for the years ended March 31, 2001 and 2000. As of March 31, 2001, the Company had federal net operating loss carryforwards of approximately $13,000,000 (see Note 7 of the Consolidated Financial Statements for a further discussion of the loss carryforwards). The utilization of net operating loss carryforwards may be significantly limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.S. Treasury regulations thereunder.

     Net Loss for Continuing Operations. The Company had a net loss of $1,897,901, or $0.25 per share, for the fiscal year ended March 31, 2001, as compared to a loss of $1,814,878, or $0.30 per share, for the same period of the prior fiscal year.

     Net Loss from Discontinued Operations. During fiscal 2000, the Company discontinued operations of Great River Systems. The loss for the fiscal year ended March 31, 2001 related to the discontinuance of the subsidiary, was $15,070, as compared to a loss of $1,443,949 in fiscal 2000, which included one-time charges related to the discontinuance of the subsidiary.

     Net Loss including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had a net loss of $1,912,971, or $0.25 per share, for the fiscal year ended March 31, 2001, as compared to a net loss of $3,258,827, or $0.52 per share, for the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had a working capital deficit of approximately $1,876,000 versus a deficit of approximately $4,658,000 at March 31, 2000. The improvement resulted primarily from the conversion of approximately $5 million in trade payables to a long-term note. The cash balance at March 31, 2001 was approximately $610,000, of which $300,000 was restricted as security for the Company’s operating line of credit. As a result of the working capital deficit, and recurring losses, the Company’s independent certified public accountants have expressed substantial doubt about the Company’s ability to continue as a going concern.

     Cash provided by operations during the fiscal year ended March 31, 2001 was approximately $4,309,000 compared to cash used in operations of $4,861,000 in fiscal 2000. The increase was due primarily to improved operating results, reductions in outstanding accounts receivable balances, and increased accounts payable balances. Cash used in investing activities was approximately $76,000 at March 31, 2001 versus approximately $207,000 at March 31, 2000. The decrease was due to low capital expenditures during the fiscal year. Cash used in financing activities in fiscal 2001 totaled approximately $4,370,000 compared to cash provided by financing activities of $5,465,000 in fiscal 2000. The decrease resulted primarily from a reduction in the Company’s line of credit.

     Historically the Company has been unable to generate sufficient internal cash flows to support operations, and has been dependent upon capital reserves and outside capital sources to supplement cash flow. New equity investments, lines of credit and other borrowings, and credit granted by its suppliers have enabled the Company to sustain operations over the past several years. In August 1998, the Company had failed to meet the “continued listing criteria” established by NASDAQ and the Company’s securities were delisted from the NASDAQ Small Cap Market. The subsequent lack of liquidity in the Company’s securities has materially adversely affected the Company’s ability to attract equity capital. Additionally, the lack of capital resources has precluded the Company from effectively executing its strategic business plan. The ability to raise capital and maintain credit sources is critical to the continued viability of the Company.

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

     In fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 4 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This credit facility was designed to provide working capital to support the Company’s systems integration operations. Among other things the agreement required that the Company maintain a combined net worth at its subsidiaries of at least $750,000. The credit facility matured at March 31, 2001, and was subsequently purchased by and replaced with a $3,000,000 financing agreement with KBK Financial, Inc. (See Part I, Recent Developments, Financing Agreement with KBK Financial, Inc.)

     During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company’s trade payables to the vendor into a promissory note. The promissory note included interest at 11% in monthly installments of $37,500 through September 2000, and $50,000 through November 2000. The remaining principal balance of approximately $575,000 was due in full on December 31, 2000. At March 31, 2001, the principal balance was approximately $723,000. As of March 31, 2001, this note had not been extended and the Company is currently negotiating new terms on this outstanding balance.

     As part of the Sunburst settlement described in Part I, Recent Developments, Settlement Agreement with Sunburst Acquisitions IV, Inc., the Company paid $100,000 to Sunburst, of which, $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining

$75,000. The note is payable in three quarterly principal payments of $25,000 commencing in April 2001, plus interest at 10%.

     In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable. The note requires bi-weekly payments of $20,000 commencing on January 1, 2001, and requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. The interest rate on the note is 10%, with a due date of April 2, 2002.

     In fiscal 1997, the Company borrowed $100,000 with an interest rate of 8% and a scheduled maturity date of June 30, 1997. Subsequently, the maturity date was extended with a revised interest rate of 2% per month plus 10,000 shares per month of restricted common stock. During fiscal 2000, the Company issued 120,000 shares of common stock as interest towards the note. In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component. The replacement note is unsecured, in the amount of $164,500, which includes interest and expenses previously accrued, and bears interest at 2% per month. The note, including principal and interest, was paid in full during fiscal 2001.

     During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principle was repaid. The interest rate on the notes is 2% per month. As of March 31, 2001, the remaining principle balance on these notes, which are currently due, was $110,000.

     At March 31, 2001, the Company had current debt obligations, or debt that will become due within twelve months, of $1,453,377, excluding $999,150 of borrowings under its line of credit, the term of which expired on March 31, 2001. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity or debt financing to maintain current operations, service current debt, and assure its ability to achieve its plans for current and future expansion. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing.

     During fiscal 2001, the Company purchased approximately $76,000 in capital equipment and software.

Recently Adopted Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

     Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to have any effect on its financial statements.

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. The Company adopted SAB 101 during the year ended December 31, 2000, and it had no impact on the Company’s financial position or results of operations and cash flows.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (“FIN 44”) Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. During the year ended December 31, 2000, the Company adopted FIN 44 in accounting for stock options.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     Management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained elsewhere in this annual report on Form 10-KSB for the fiscal year ended March 31, 2001. Except for the historical information contained herein, the matters discussed in this report on Form 10-KSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company’s products and services in those segments, seasonality in the buying cycles of certain of the Company’s customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company’s ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company’s SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

PART IV.

ITEM 7. FINANCIAL STATEMENTS

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-22 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

PART V.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning the names, ages, terms and positions with the members of the Company’s Board of Directors and its executive officers and their respective business experience is set forth below. Each director has served continuously with the Company since his election as indicated below.

Name	Age	Position	Director Since

James M. Heim(1)	50	Chief Executive Officer and Director	1984

John W. Olynick	53	President	2001

Richard E. Metz(2)	54	Executive Vice President, Chief Administrative Officer, Secretary and Director	1984

Mark S. Biestman	44	Director	1997

Herbert F. Day(1)(2)	62	Director	2001

Edwin G. Hubert(1)(2)	59	Director	2001

Bruce Carlsmith	45	Director	2001

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

     JAMES M. HEIM, Chief Executive Officer, Principal Financial and Accounting Officer and Director. Mr. Heim is a co-founder of Prologic and has served as a Director since its inception in 1984. In addition, Mr. Heim served as Prologic’s President from 1984 to 1999 and as its Chief Financial Officer from 1984 to 1995. Mr. Heim has over 20 years of business management experience and is responsible for capital raising, acquisitions, and other corporate activities. Mr. Heim holds both a Juris Doctor degree from the College of Law and a B.S. in Business Administration from the University of Arizona.

     JOHN W. JOHN W. OLYNICK, President, Director. Mr. Olynick, 53, is Prologic’s President and has served as a Director since 2001. Mr. Olynick, who joined Prologic in September 1999 and also serves as President of Prologic’s BASIS, Inc. subsidiary, is responsible for strategic business development. Mr. Olynick has had over 25 years of national sales, business development and management experience in the technology industry. During his 20 years at Digital Equipment Corporation (“DEC”), Mr. Olynick was responsible for successfully restructuring and increasing sales, and developing business and sales growth strategies. Mr. Olynick had served as DEC’s North American Sales Manager of its OEM Storage Group, which was acquired by Quantum Corporation in 1994, at which time Mr. Olynick became Quantum’s Corporate Distribution Sales Manager. Mr. Olynick attended the New York University School of Engineering and Harvard Business School Professional Development Program.

     RICHARD E. METZ, Executive Vice President, Chief Administrative Officer, Secretary and Director. Mr. Metz is a co-founder of Prologic and has served as a Director since its inception in 1984. He has served as Prologic’s President since December 1999, and Executive Vice President since 1995. Mr. Metz has over 30 years of business management and investment experience, including 10 years in the computer hardware and software industry prior to his affiliation with Prologic. Since 1982, Mr. Metz has owned and managed The Metz Group, a business consulting and investment firm. Mr. Metz is a member of the American Arbitration Association and is an Associate member of the American Bar Association, Dispute Resolution and Intellectual Property Law Sections.

     MARK S. MARK S. BIESTMAN, Director. Mr. Biestman, who has served as a Director since 1997, has worked in the information technology field for over 20 years in both sales and marketing management. Mr. Biestman is currently Senior Vice President of Worldwide Sales at CommerceOne, Inc., a public company based in Pleasanton, California, co-founded by former CEO of Sybase, Mark Hoffman. CommerceOne develops, licenses and markets the Commerce Chain Solution, the industry’s only real-time, electronic procurement and supplier management solution for inter-business transactions. From May 1997 to November 1997, Mr. Biestman served as Vice President of Commercial Applications & Business Development at Actra Business Systems, a strategic venture between Netscape Communications Corporation and General Electric Information Services focused on Internet-based cross-commerce solutions. Mr. Biestman served as Netscape Communications’ Vice President of Sales, Western Region from June 1995 to May 1997, Vice President of Telecommunications Sales at Oracle Corporation from 1994 to 1995, and Vice President of Sales and Industry Marketing at Metaphor from 1993 to 1994. In addition, Mr. Biestman has held various sales and management positions at Tandem Computers and IBM Corporation. Mr. Biestman holds a B.A. in Economics from the University of California at Berkeley and has attended the Stanford Business School Executive program.

     BRUCE CARLSMITH, Director. Mr. Carlsmith, 45, who has served as a Director since 2001, has worked in the information technology field for over 20 years in various capacities, including as an industry consultant, an analyst, and as executive management. Mr. Carlsmith is currently Chief Operating Officer at MagNetPoint, a private company based in Novato, California, where he oversees sales, business development, strategic partnerships and business operations. A former MagNetPoint board member, Mr. Carlsmith brings a strong technical background and years of management experience over a broad range of disciplines. Before joining MagNetPoint, Mr. Carlsmith was CEO and a member of the board of directors for Registry Magic where he reshaped and redirected the NASDAQ-listed supplier of voice-recognition auto-attendant products. Prior to that he was a telecommunications analyst with Montgomery Securities, and prior to that he was with Pacific Telesis and the Boston Consulting Group. Mr. Carlsmith has a B.S. in Mechanical Engineering from Stanford and an MBA from Harvard.

     HERBERT F. HERBERT F. DAY, Director. Mr. Day, 61, who has served as a Director since 2001, previously served as Director of the Company from 1995 to 1998, at which time he resigned for personal reasons. Mr. Day has over thirty years of experience in the computer industry with IBM Corporation. He has held professional and management positions in sales, marketing, product management and product and business planning. Mr. Day received his B.S. in Electrical Engineering from the University of Maryland.

     EDWIN G. EDWIN G. HUBERT, Director. Mr. Hubert, 59, who has served as a Director since 2001, has over 30 years financial management and business development experience. Mr. Hubert is both a licensed CPA and a practicing attorney serving corporate clients. He is also active in real estate development and, since 1993, has served as Managing Partner of H30 Partners. Mr. Hubert has over 10 years experience with IBM, and has held positions with companies such as Coopers & Lybrand and Touche Ross & Co. (which subsequently merged internationally to form Deloitte Touche Tohmatsu International). Mr. Hubert is also responsible for negotiating sales of companies to McDonnell Douglas Data Services and Bank One. Mr. Hubert holds a Juris Doctor degree from the University of Arizona, as well as Bachelor and Masters degrees from the University of Michigan.

ITEM 10. EXECUTIVE COMPENSATION

     Information below sets forth certain information regarding business experience and compensation paid or awarded by the Company during the fiscal year ended March 31, 2001 to the following Executive Officers: Mr. James M. Heim, the Company’s Chief Executive Officer, Mr. John W. Olynick, the Company’s President, and Mr. Richard E. Metz, the Company’s Executive Vice President and Chief Administrative Officer. No other officer made more than $100,000 in Fiscal 2001.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation

Name and Other						All Other
Principal Position	Year	Salary	Bonus	Stock Options/SARs(#)		Compensation

James M. Heim,	2001	$120,000	0	0		0
Chief Executive Officer	2000	$153,666	$68,694	250,000	(1)	0
	1999	$72,000	0	0		0

John W. Olynick,	2001	$200,000	$27,189	0		$49,011	(2)
President	2000	$165,000	$94,926	250,000	(3)	$4,200	(4)

Richard E. Metz,	2001	$104,000	0	0		0
Executive Vice President,	2000	$104,000	$59,471	32,500	(5)	0
Chief Administrative Officer	1999	$5,000	$0	0		0

(1)	During the fiscal year ended March 31, 2000, a total of 250,000 nonqualified stock options were granted to Mr. Heim pursuant to his Employment Agreement with the Company as its President. In December 1999, all 250,000 stock options were cancelled in connection with the termination of Mr. Heim’s Employment Agreement.

(2)	During the fiscal year ended March 31, 2001, Mr. Olynick received an $8,400 car allowance and a $40,611 housing allowance.

(3)	During the fiscal year ended March 31, 2000, a total of 250,000 stock options were granted to Mr. Olynick pursuant to his Employment Agreement with the Company. These options are exercisable at $0.50 per share. 83,334 options vested in the second quarter of fiscal 2000, 83,333 optioned shares vested in the second quarter of fiscal 2001, and 83,333 optioned shares are scheduled to vest at August 31, 2001.

(4)	During the fiscal year ended March 31, 2000, Mr. Olynick received a $4,200 car allowance.

(5)	During the fiscal year ended March 31, 2000, 32,500 non-qualified stock options were granted as payment for past services.

Option Grants

     During the fiscal year ended March 31, 2001, none of the executive officers named in the Summary Compensation Table received grants of stock options.

Option Exercises

     During the fiscal year, none of the executive officers identified in the Summary Compensation Table exercised any stock options, and, as of March 31, 2001, none held any in-the-money options.

Board Compensation

     The Company compensates its outside directors for attendance at board meetings at the rate of $500 per meeting and $150 per hour for committee participation. Additionally, directors receive 10,000 options to purchase common stock at a price not less than 100% of the current market price per share at the time of grant, exercisable upon completion of their elected term. In fiscal 2001, the Company granted a total of 25,000 options to purchase common stock to Director, Mark S. Biestman, as compensation for service from 1998 to 2000. The options are exercisable at the price determined by the board at the time of grant and expire 5 years from the date of issuance. Directors who are also employees of the Company receive no additional compensation for serving as a director. The Company reimburses its directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND SHAREHOLDINGS OF MANAGEMENT

     The following table sets forth information, as of March 31, 2001, concerning the Common Stock beneficially owned by (i) each director of the Company (ii) the Company’s Chief Executive Officer and its other executive officers, (iii) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all of the Company’s directors and executive officers as a group.

     Except as otherwise noted, the named individual beneficial owner has sole investment and voting power.

		Shares
	Title of Class	Beneficially	Percent
Name of Beneficial Owner	of Stock	Owned(1)	of Class

James M. Heim & Marlene Heim(2)	Common	1,316,172	19.19%

Richard E. Metz(3)	Common	220,520	3.22%

Mark S. Biestman(4)	Common	35,000	*

Bruce Carlsmith	Common	0	*

Herbert F. Day(5)	Common	20,000	*

Edwin G. Hubert	Common	0	*

John W. Olynick(6)	Common	210,667	3.07%

Sunburst Acquisitions IV, Inc.(7)	Common	600,000	8.75%

HFG Properties Ltd.(8)	Common	727,452	10.61%

All directors and executive Officers as a group (7 persons)(9)	Common	1,802,359	26.28%

*	Less than 1%

(1)	The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but are included in accordance with rules of the Securities and Exchange Commission (“SEC”). The shareholdings include, pursuant to rules of the SEC, shares of common stock subject to options or warrants which are presently exercisable or which may become exercisable within 60 days following March 31, 2001 (“exercisable options”).

(2)	Includes 727,452 shares owned by HFG Properties Ltd., an Arizona limited partnership of which Mr. Heim is a general partner, and 5,280 shares owned by Sonoita Resources, an Arizona limited liability company of which Mr. Heim is a member. James M. Heim and Marlene Heim directly own an aggregate of 583,440 shares of common stock.

(3)	Comprised of 184,500 shares, 3,520 shares owned by Sonoita Resources, an Arizona limited liability company of which Mr. Metz is a member, and 32,500 shares subject to exercisable options.

(4)	Comprised of 35,000 shares subject to exercisable options.

(5)	Comprised of 20,000 shares subject to exercisable options.

(6)	Comprised of 44,000 shares and 166,667 shares subject to exercisable options.

(7)	The address of Sunburst Acquisitions IV, Inc. is 6363 Sunset Boulevard, Hollywood, California 90028.

(8)	HFG Properties Ltd. is an Arizona limited partnership of which Mr. James M. Heim is a general partner.

(9)	Comprised of 1,548,192 shares and 254,167 shares subject to exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1996, Prologic executed an agreement with HFG Properties, Ltd., an Arizona limited partnership partly owned by Prologic’s Chief Executive Officer, Mr. Heim. The agreement was for the lease of office facilities occupied by Prologic, located at 2030 East Speedway Boulevard, Tucson, Arizona. The terms of the lease were from July 1996 through June 2001, with a monthly rent of 95% of the market rate, as determined by an independent appraisal. During the fiscal year ended March 31, 2000, the Company terminated this lease without penalty. Prologic incurred obligations of $52,138 to HFG Properties, Ltd. under the lease during the fiscal year ended March 31, 2000.

     Prologic secured a new office space at 3708 East Columbia Street, Suite 110, Tucson, Arizona, and completed the move of its offices and facilities in October 1999. The management company that leased this new property to Prologic has no relationship with Mr. Heim or any other Company director.

     The board of directors has adopted a policy that all transactions and/or loans between Prologic and its officers, directors and/or 5% shareholders will be on terms no less favorable than could be obtained from independent third parties, and will be approved by a majority of the independent disinterested directors.

     On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred Stock, including 37,500 shares to HFG Properties, Ltd., an Arizona limited partnership of which Mr. Heim is a general partner, and 37,500 shares to Sonoita Resources, an Arizona limited liability company of which Mr. Heim and Mr. Metz are members, for an aggregate of $750,000, pursuant to two subscription agreements.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, requires the Company’s officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission. Such reports are filed on Form 3, Form 4, and Form 5 under the Exchange Act. Officers, directors and greater than ten-percent shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Company believes that all officers, directors, and greater than ten-percent beneficial owners complied with the applicable Section 16(a) filing requirements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.	Documents filed as part of this report:

1.	Financial Statements. The following financial statements filed as part of this report are listed on pages F-2 to F-22 and herein by reference:

2.	Exhibit:

Exhibit Number	Document	Page

3.1	Articles of Incorporation by the Company*

3.1.1	Specimen of Series A 8% Cumulative Convertible Preferred Stock******

3.1.2	Specimen of Series B 10% Cumulative Convertible Preferred Stock*******

3.1.3	Specimen of Series C 10% Cumulative Convertible Preferred Stock*****

3.2	Bylaws of the Company*

4.2	Specimen of Common Stock Certificate*

4.4	[Form of] Representative’s Warrant*

10.15	1994 Stock Option Plan, Form of Incentive Agreement*

10.17	Employment Agreement of John W. Olynick********

10.19	Form of Lock-Up Agreement of Shareholders*

10.20	Form of Stock Purchase Agreement, Promissory Note and Escrow Agreement for July 31, 1994 Issuance of Common Stock*

10.29	Account Transfer & Purchase Agreement with KBK Financial, Inc.

10.29.1	First Amendment To Account Transfer & Purchase Agreement with KBK Financial, Inc.

10.29.2	Specific Guarantee with KBK Financial, Inc.

21	Subsidiaries***

*	Incorporated by reference to the corresponding exhibit number in the Company’s Registration Statement on Form SB-2 (Commission file no. 33-89384-LA).

**	Incorporated by reference to the corresponding exhibit number in the Company’s Form 8-K filed on August 23, 1996.

***	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-KSB filed on July 14, 1999.

****	Incorporated by reference to the corresponding exhibit number in the Company’s Form 8-K filed on August 19, 1999.

*****	Incorporated by reference to exhibit number 3.1 in the Company’s Form 10-QSB filed on February 22, 2000.

******	Incorporated by reference to exhibit number 3.1(a) in the Company’s Form 10-KSB filed on July 14, 2000.

*******	Incorporated by reference to exhibit number 3.1(b) in the Company’s Form 10-KSB filed on July 14, 2000.

********	Incorporated by reference to the corresponding exhibit number on the Company’s Form 10-KSB filed on July 14, 2000.

B.	Report on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter ended March 31, 2001.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIC MANAGEMENT SYSTEMS, INC.

DATED: June 29, 2001	By: /s/ James M. Heim James M. Heim Chief Executive Officer

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

Signature	Capacity	Date

/s/ James M. Heim	James M. Heim, Chief Executive Officer (Principal Executive, Financial and Accounting Officer) and Director	June 29, 2001

/s/ John W. Olynick	John W. Olynick President, and Director	June 29, 2001

/s/ Richard E. Metz	Richard E. Metz, Executive Vice President Secretary and Director	June 29, 2001

/s/ Mark S. Biestman	Mark S. Biestman, Director	June 29, 2001

/s/ Herbert F. Day	Herbert F. Day, Director	June 29, 2001

/s/ Edwin G. Hubert	Edwin G. Hubert, Director	June 29, 2001

/s/ Bruce Carlsmith	Bruce Carlsmith Director	June 29, 2001

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2001 AND 2000

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Prologic Management Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Prologic Management Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologic Management Systems, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and a stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(s) BDO SEIDMAN, LLP

Los Angeles, California June 15, 2001

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,

	2001	2000

ASSETS (Note 4)

Current assets:

Cash	$310,305	$447,910

Restricted cash (Notes 2 and 4)	300,000	300,000

Accounts receivable, less allowance for doubtful accounts of $426,156 and $335,863. Receivables include $2,106,083 and $0 of accounts under an assignment of proceeds agreement (Notes 1 and 4)	3,375,590	7,573,226

Inventory	369,241	203,463

Prepaid expenses	72,543	23,465

Total current assets	4,427,679	8,548,064

Property and equipment, net (Note 3)	343,214	403,435

Goodwill, net	408,942	619,245

Other assets	201,631	322,342

	$5,381,466	$9,893,086

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Line of credit (Note 4)	$699,150	$4,647,306

Current portion of long-term debt and notes payable (Note 6)	1,753,377	1,646,060

Notes payable – related parties (Note 12)	—	14,400

Accounts payable (Note 1)	2,800,003	5,674,105

Accrued expenses	910,086	706,904

Deferred maintenance revenue	141,516	502,936

Net liabilities of discontinued operations (Note 2)	—	14,061

Total current liabilities	6,304,132	13,205,772

Long-term debt, less current portion (Note 6)	4,506,855	66,573

Total liabilities	10,810,987	13,272,345

Commitments and contingencies (Notes 1, 4, 8, 9, 11 and 13)

Preferred stock (Note 8):

Series A cumulative convertible preferred stock, no par value, 16,667 shares authorized, 16,667 shares issued and outstanding, liquidation value of $6.00 per share plus accrued dividends	100,000	100,000

Series B cumulative convertible preferred stock, no par value, 100,000 shares authorized, 9,500 and 72,000 shares issued and outstanding at March 31, 2001 and 2000, liquidation value of $10 per share plus accrued dividends	68,588	519,883

Series C cumulative convertible preferred stock, no par, 100,000 shares authorized, 75,000 shares issued and outstanding, liquidation value of $10 per share plus accrued dividends	750,000	750,000

Stock subscription receivable	(191,500)	(191,500)

	727,088	1,178,383

Stockholders’ deficit (Notes 5, 6, 8, and 9):

Common stock, no par value, 50,000,000 shares authorized, 6,858,058 and 8,429,577 shares issued and outstanding at March 31, 2001 and 2000 (Note 14)	10,077,220	9,620,812

Warrants	741,366	728,770

Accumulated deficit	(16,975,195)	(14,907,224)

Total stockholders’ deficit	(6,156,609)	(4,557,642)

Total liabilities, preferred stock and stockholders’ deficit	$5,381,466	$9,893,086

See accompanying notes to consolidated financial statements.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,

	2001	2000

Revenue (Note 10):

Hardware	$24,842,295	$23,586,367

Professional services	4,333,003	4,873,380

Software license	8,581,053	6,754,679

Total revenue	37,756,351	35,214,426

Cost of revenue:

Hardware	22,060,121	21,352,928

Professional services	1,607,608	3,024,476

Software license	7,271,879	5,147,814

Total cost of revenue	30,939,608	29,525,218

Gross profit	6,816,743	5,689,208

Operating expenses:

General and administrative	5,375,680	4,273,033

Selling and marketing	2,514,968	2,004,194

Research and development	194,797	360,799

Total operating expenses	8,085,445	6,638,026

Operating loss	(1,268,702)	(948,818)

Other (income) expense:

Interest expense	652,625	888,385

Other (income)	(23,426)	(22,325)

Total other expense	629,199	866,060

Loss from continuing operations	(1,897,901)	(1,814,878)

Income (loss) from discontinued operations (Note 2)	(15,070)	(1,443,949)

Net (loss)	(1,912,971)	(3,258,827)

Preferred stock dividend	(155,000)	(178,750)

Net loss applicable to common stockholders	$(2,067,971)	$(3,437,577)

Weighted average number of common shares:

Basic and diluted	8,261,151	6,590,070

Loss per common share:

Basic and diluted from continuing operations	$(.25)	$(.30)

Basic and diluted from discontinued operations	—	(.22)

Basic and diluted net loss	$(.25)	$(.52)

See accompanying notes to consolidated financial statements.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2001 AND 2000

					Total
	Common Stock				Stockholders'
				Accumulated	Equity
	Shares	Amount	Warrants	Deficit	(Deficit)

Balance, March 31, 1999	4,711,349	$8,692,637	$694,230	$(11,469,647)	$(2,082,780)

Common stock issued for interest	120,000	53,170	—	—	53,170

Common stock issued	3,459,972	1,000,000	—	—	1,000,000

Expenses associated with issuance of common stock	—	(252,645)	—	—	(252,645)

Issuance of stock dividend on preferred series B stock	134,956	126,000	—	—	126,000

Issuance of common stock through exercise of stock option	3,300	1,650	—	—	1,650

Issuance of warrant in connection with services performed	—	—	34,540	—	34,540

Dividends	—	—	—	(178,750)	(178,750)

Net loss	—	—	—	(3,258,827)	(3,258,827)

Balance, March 31, 2000	8,429,577	9,620,812	728,770	(14,907,224)	(4,557,642)

Conversion of preferred stock to common stock	277,782	451,295	—	—	451,295

Common stock cancelled	(1,959,972)	(100,000)	—	—	(100,000)

Issuance of stock dividend	100,671	100,113	—	—	100,113

Issuance of common stock through exercise of stock option	10,000	5,000	—	—	5,000

Issuance of warrant in connection with services performed	—	—	12,596	—	12,596

Dividends	—	—		(155,000)	(155,000)

Net loss	—	—	—	(1,912,971)	(1,912,971)

Balance, March 31, 2001	6,858,058	$10,077,220	$741,366	$(16,975,195)	$(6,156,609)

See accompanying notes to consolidated financial statements.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash	Years ended March 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(1,912,971)	$(3,258,827)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	346,710	633,206

Issuance of common stock for interest incurred	—	53,170

Issuance of warrants for services and interest incurred	12,596	34,540

Loss on disposal of fixed assets	—	5,118

Change in assets and liabilities:

Accounts receivable	4,197,636	(5,256,062)

Inventory	(165,778)	313,474

Prepaid expenses	(49,078)	(19,200)

Other assets	120,711	(238,922)

Accounts payable	1,985,898	2,837,261

Accrued expenses	148,294	100,885

Deferred maintenance revenue	(361,420)	382,045

Total adjustments	6,235,569	(1,154,485)

Net cash provided by (used in) continuing operating activities	4,322,598	(4,413,312)

Net cash used in discontinued operations (Note 2)	(14,061)	(447,237)

Net cash provided by (used in) operating activities	4,308,537	(4,860,549)

Cash flows from investing activities:

Purchase of equipment	(76,185)	(207,190)

Net cash used in investing activities	(76,185)	(207,190)

Cash flows from financing activities:

Net change in line of credit	(3,948,156)	3,413,050

Issuance of long-term debt and notes payable	—	744,280

Issuance of Series C cumulative convertible preferred stock	—	558,500

Issuance of common stock	5,000	749,005

Repayment of debt	(401,801)	—

Stock cancellation expenses	(25,000)	—

Net cash (used in) provided by financing activities	(4,369,957)	5,464,835

Net increase (decrease) in cash	(137,605)	397,096

Cash, beginning of year	447,910	50,814

Cash, end of year	$310,305	$447,910

Supplemental statement of cash flow information:

Cash paid during the year for interest	$486,628	$812,403

Cash paid during the year for taxes	—	—

Non-cash financing and investing activities:

Conversion of debt and interest to Series C preferred stock	—	220,780

Subscription receivable	—	191,500

Conversion of Series B Preferred Stock	(451,294)	—

Conversion of accounts payable to long-term note	5,000,000	—

Preferred stock dividends paid in common stock	100,113	—

Note issued for stock cancellation expenses	75,000	—

See accompanying notes to consolidated financial statements.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS OPERATIONS

Nature of Business and Summary Operations

Prologic Management Systems, Inc., an Arizona corporation, and its wholly-owned subsidiaries, BASIS, Inc. (“BASIS”) and Great River Systems, Inc. (“GRSI”), (collectively, the “Company”) is a commercial systems integration, professional services and software development firm, specializing in high-availability, fully integrated systems. The Company’s BASIS, Inc. subsidiary, headquartered in Emeryville, California, provides systems integration services, networking services, security and database software for the commercial market. The Company’s Tucson office, which also serves as its corporate headquarters, provides professional services, including process improvement consulting services, software development services, and support services for its clients in the manufacturing industry.

The Company’s GRSI subsidiary was dissolved in Fiscal 2000.

The Company generates the majority of its sales revenue from the resale of hardware and software products produced by third parties, primarily Sun Microsystems, Inc. (Sun). BASIS’s reseller agreement with Sun can be canceled by either party upon 30 days notice. The Company anticipates that the reseller agreement will continue indefinitely. The Company is contractually required to purchase all Sun products from a designated distributor (supplier) of Sun products. The Company’s supplier offers credit terms and financing arrangements whereby accounts receivable from the sales of certain Sun products are assigned to the supplier and has, to whom customers are directed to send payment. At March 31, 2001 and 2000, the Company owed approximately $7,367,035 and $5,118,101 to its supplier and has assigned $2,106,083 and $0 of accounts receivable to its supplier.

As of March 31, 1998, the Company’s common stock and warrants were listed on the Nasdaq SmallCap Market. On June 8, 1998, the Company was informed by Nasdaq that it failed to meet the minimum net tangible assets requirement and the minimum bid price criteria for continued listing on the Nasdaq SmallCap Market and therefore, its securities would be delisted. On August 7, 1998, the Company notified Nasdaq that it would not pursue its right to appeal the decision by Nasdaq to delist the Company’s securities. The Company’s securities were delisted from the Nasdaq stock market effective with the close of business on August 7, 1998, and trading of the Company’s common stock has continued to be conducted on the non-NASDAQ over-the-counter (“OTC”) market, under the symbol PRLO. Until recently when the Company’s stock began trading on the OTC Bulletin Board, there had been no active market for the Company’s common stock since it was delisted from the NASDAQ Small Cap Market in August 1998. The delisting of the Company’s securities could significantly impair the Company’s ability to obtain additional financing.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses and has negative cash flow from operations and a stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans with regard to these matters are described below. In addition, the Company’s ability to obtain additional financing may be impaired due to the delisting of its securities from the Nasdaq SmallCap Market. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS OPERATIONS (Continued)

Management Plans

The Company intends to manage its short-term liquidity through extending payments to vendors, engaging additional investors and creditors, and negotiating an increased credit limit with its primary supplier. The Company believes its investment to build the infrastructure to expand the delivery of professional services and a recently implemented sales and marketing effort directed at selling these services to its customers will significantly improve its operating results. The Company believes that a shift in revenue mix will result in a more favorable gross profit margin, reduce borrowing requirements, and produce a higher net margin, as professional services become a larger percentage of total revenue. There can be no assurance, however, that the Company will be able to successfully complete a shift in revenue mix or that the transition will result in higher gross or net margins.

In addition, the Company is continuing its efforts to secure working capital for operations and to expand its sales force on a regional basis, utilizing its technical resources as its existing locations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, that the terms or conditions would be acceptable to the Company.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Prologic and its subsidiaries GRSI and BASIS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

Great River Systems, Inc. has been accounted for as a discontinued operations pursuant to Management’s formal adoption on March 31, 2000 of a plan to dissolve the business unit. GRSI was dissolved in 2000. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at March 31, 2001 and 2000.

Net assets of discontinued operations at March 31, 2001 and 2000 consist of:

	March 31,

	2001	2000

Cash	$—	$688

Accounts receivable	—	13,862

Total assets	—	14,550

Accounts payable	—	28,611

Net liabilities of discontinued operations	$—	$14,061

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating results of this discontinued operation for the year ended March 31, 2001 and 2000 are shown separately in the accompanying statement of operations. The operating results of this discontinued operation for the years ended March 31, 2001 and 2000 consist of:

	March 31,

	2001	2000

Net sales	$—	$9,218

Loss from operations	$(15,070)	$(1,443,949)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the vendor to the end user, or when shipped from the Company, whichever is appropriate. Revenue is recognized on sales of third-party maintenance agreements upon receipt of the billing invoice from the vendor at which time the Company retains no further obligation to the customer or vendor. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

Restricted cash consists of a certificate of deposit that secures the Company’s revolving line of credit, which earns interest at prime minus 3.0%.

Inventory

Inventory consists primarily of third-party computer hardware and third-party software products, which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which is generally five years.

Product Development

Under Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. In addition, the Company has and plans to continue to purchase software from third parties. Purchased software is also accounted for in accordance with SFAS No. 86. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial, and therefore no software development costs were capitalized by the Company in 2001 or fiscal 2000.

Impairment of Long-Lived Assets

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.

The Company assesses the recoverability of long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

Goodwill

Cost in excess of net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Amortization expense totaled $210,303 for 2001 and $244,500 for 2000. During 2000, management wrote off the remainder of the goodwill associated with the discontinuance of Great River Systems, Inc.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of accounts receivable. The Company does not require collateral upon delivery of its products or services.

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

Research and Development Expenses

The Company expenses research and development costs as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs”. Research and development expenses are costs associated with products or processes for which technological feasibility has not been proven and future benefits are uncertain.

Stock-Based Compensation

The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria.

The Company currently uses the disclosure standards of SFAS 123 but accounts for stock based compensation using APB 25.

Earnings Per Share

FASB Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. At March 31, 2001 and 2000, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 2,470,512 and 2,750,463, respectively, are excluded from the computation of diluted earnings per share because they are anti-dilutive.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In April 2000, the Company adopted Financial Accounting Standards Board SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards requiring every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative’s fair value to be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than January 1, 2001. The Company believes the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows.

In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25” (FIN44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, “Accounting for Stock Issued to Employees.” The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 14, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material adverse affect on the current and historical consolidated financial statements.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Years ended March 31,

	2001	2000

Furniture and leasehold improvements	$253,481	$365,084

Equipment and software	910,864	818,129

	1,164,345	1,183,213

Less accumulated depreciation	821,131	779,778

Net property and equipment	$343,214	$403,435

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LINE OF CREDIT

In March 1998, BASIS and GRSI obtained a line of credit in an amount that is the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 2) and equipment loans in the first year (maximum equipment loan is $250,000). This line of credit is secured by substantially all of BASIS and GRSI’s assets. As of March 31, 2001 and 2000, borrowings under this line of credit were $699,150 and $4,647,306, respectively.

The line of credit bears monthly interest at the highest prime rate in effect during each month plus 1.75% per annum for the portion of the loan related to accounts receivable and prime plus 2.25% per annum for the portion related to equipment purchases subject to a minimum charge in any month of not less than 9% per annum. Interest is based on a minimum daily loan balance of $1,000,000. The line matured on March 31, 2001, and was fully paid on April 6, 2001.

On April 6, 2001, the Company entered into a $3,000,000 financing agreement with KBK Financial, Inc. for a line of credit to finance its accounts receivables. This credit facility replaced the $5,000,000 credit facility described above. The KBK line of credit calls for an interest rate of 8%. The agreement has no stated maturity date but can be terminated by either party with 30 days written notice.

NOTE 5—CONVERTIBLE SUBORDINATED NOTES

In November 1996, the Company borrowed $820,000 in a private offering of 10% convertible subordinated notes. On September 29, 1997, the Company renegotiated the conversion terms with the holders of $720,000 of the notes. The revised terms assign a fixed conversion price of $3.75 per share, which was $2.63 in excess of the market price of the Company’s common stock on the date of the revision. In addition, the noteholders were granted warrants to purchase a total of 252,000 shares of the Company’s common stock at a price of $2.00 per share. The warrants were valued at approximately $257,000 ($1.02 per share) and have been recorded in the accompanying financial statements as additional debt issuance costs (other assets) and are amortized over the remaining term of the notes. The warrants expire on December 31, 2001.

During December 1997, $100,000 of notes were converted into 160,000 shares of the Company’s common stock based on the fair market value of the stock on the date of the conversion. During the year ended March 31, 1999, the remaining noteholders converted $720,000 of notes into 72,000 shares of Series B convertible preferred stock and warrants to purchase a total of 72,000 shares of the Company’s common stock which are exercisable at $1.00 per share, which was the fair market value of the stock at the date of their issuance. The warrants expired unexercised on March 31, 2001.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are as follows:

	March 31,

	2001	2000

Notes payable, interest at 2% per month, secured by various equipment, originally due on March 31, 1998, since extended on a month-to-month basis collateralized by common stock	$110,000	$150,000

Software purchase agreement for minimum royalties of $250,000, with imputed interest at 10%, minimum payments due in monthly installments of $8,890, including interest, through December 31, 2001; secured by purchased software	76,859	150,000

Note payable, interest at 8.5%, unsecured, principal and interest of $2,100 due monthly through March 31, 2004	66,572	84,688

Original note payable, interest at 2% per month plus 10,000 shares per month of restricted common stock, unsecured. In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component. The replacement note is unsecured, in the amount of $164,500, which includes interest and expenses previously accrued, and bears interest at 2% per month Repaid in 2001	—	164,500

Note payable, interest at 11% per annum on the outstanding principal, quarterly payments of $25,000 through October 12, 2001	75,000	—

Note payable, interest at prime less 3.0%, due on the earlier of the termination of the line of credit or March 28, 2001, secured by restricted cash (Note 4)	300,000	300,000

Note payable, interest at 11% per annum on the outstanding principal, monthly payments of $50,000 through June 30, 2000 with a balloon payment of the remaining balance Note is in default and is included in current portion	722,910	813,938

Note payable and asset agreement, interest at 10% principle of $20,000 plus interest due bi-weekly through April 2, 2002	4,860,000	—

Other	48,891	49,507

Total short-term debt and long-term debt	6,260,232	1,712,633

Less current portion of long-term debt and notes payable	1,753,377	1,646,060

Long-term debt and notes payable, excluding current portion	$4,506,855	$66,573

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—SHORT-TERM DEBT AND NOTES PAYABLE (Continued)

A summary of long-term debt and notes payable installments after March 31, 2001 is as follows:

Amount

2002	$1,753,377

2003	4,475,618

2004	15,618

2005	15,619

$6,260,232

NOTE 7—INCOME TAXES

The Company has a net operating loss carryforward approximating $13 million for federal income tax purposes, which expires in varying amounts from 2002 through 2021. Utilization of the net operating loss carryforward may be significantly limited or eliminated as a result of change in ownership as defined in Section 382 of the internal revenue code.

A reconciliation of the difference between the provision for income taxes and the amount that would be computed using statutory federal income tax rates is as follows:

	Years ended March 31,

	2001	2000

Benefit computed at federal rate of 34%	$(650,000)	$(1,108,000)

State income tax benefit, net of federal benefit	(76,000)	(144,000)

Increase in valuation allowance	606,000	1,098,000

Expiration of unused net operating losses	120,000	154,000

Benefit for income taxes	$—	$—

A detail of the net deferred tax asset is as follows:

	Years ended March 31,

	2001	2000

Deferred tax assets:

Net operating loss carryforward	$6,007,000	$5,293,000

Allowance for doubtful accounts	170,000	134,000

Deferred maintenance revenue	57,000	201,000

Goodwill	40,000	40,000

Other accruals	5,000	5,000

Total deferred tax assets	6,279,000	5,673,000

Less valuation allowance	(6,279,000)	(5,673,000)

Net deferred tax assets	$—	$—

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—INCOME TAXES (Continued)

Net deferred tax assets of approximately $6,279,000 have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

NOTE 8—CAPITAL STOCK

Common Stock

In fiscal 2000, the Company issued 120,000 shares of common stock in connection with month-to-month extensions on a $100,000 bridge note payable. The terms of the bridge note extension require the Company to issue 10,000 additional shares of common stock to the lender for each month the note is extended. The fair value of these shares was charged to interest expense. The note was fully paid in 2001.

During fiscal year ending March 31, 2000, the Company entered into a Stock Purchase and Merger Agreement (“SPMA”) with Sunburst Acquisitions IV, Inc., a Colorado corporation (“Sunburst”). The terms of the SPMA required Sunburst to purchase up to 6,171,235 shares of the Company’s common stock for $5,000,000. The investment by Sunburst was to be staged in two parts. The first stage (“Tranche 1”) was a purchase of 3,459,972 shares at $.289 per share, for a total of $1,000,000. The second stage (“Tranche 2”) was to be a purchase of up to 1,820,791 shares at $1.0984 per share, for a total of $2,000,000 was to take place by December 31, 1999. At December 31, 1999, Sunburst had not performed any contractual obligation beyond the initial in August of 1999 and as a result of Sunburst’s default the SPMA was, thereafter, effectively abandoned. The Company incurred costs of $252,645 in expenses associated with this agreement. On February 16, 2001, the Company signed a settlement agreement with Sunburst resulting in the Company canceling 1,959,972 shares of common stock originally issued to Sunburst. Also, in connection with this settlement the Company assigned to certain employees of the Company the right to purchase 900,000 shares of the Company’s common stock from Sunburst and such employees purchased such shares for $300,000. The Company incurred $100,000 in expenses associated with this transaction.

In fiscal 2000, the Company declared a Series B preferred stock dividend. The dividend was paid by issuing 134,956 shares of common stock. The fair value of these shares was $126,000 on the date of grant.

In fiscal 2001, the Company declared a Series B and Series C preferred stock dividend. The dividends were paid by issuing 100,671 shares of common stock. The fair value of these shares was $100,113 on the date of grant.

The Company issued 10,000 and 3,300 shares of common stock in connection with employee stock options exercised during 2001 and 2000, respectively.

Common Stock Warrants

In fiscal 2000, the Company issued warrants for the purchase of 40,000 shares of common stock at $1.00 per share in connection with consulting services that were rendered during the year. The fair value of $34,540 of these warrants was recorded as consulting expense in the accompanying financial statements.

In fiscal 2001, the Company issued warrants for the purchase of 66,666 shares of common stock at $0.75 per share in connection with consulting services that were rendered during the years. The fair value of these warrants resulted in the Company recording a $12,596 consulting expense in the accompanying financial statements.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—CAPITAL STOCK (Continued)

Series A Cumulative Convertible Preferred Stock

The Series A preferred stock agreement provides for dividends at the rate of 8%, payable quarterly in cash or shares of common stock at a stated price of $2.00 per share, at the discretion of the Company’s Board of Directors. Cumulative unpaid dividends totaled approximately $24,000 and $16,000 at March 31, 2001 and 2000, respectively. Holders of Series A preferred stock have liquidation preference over holders of common stock and receive $6.00 per share plus accrued dividends, in the event of liquidation. The agreement defines a more than 50% change in voting power as a liquidation.

Holders of Series A preferred stock may convert each share of Series A preferred stock into shares of common stock with a minimum stated value of $2.00 per share beginning after June 1998, at a conversion rate of $6.00 per preferred stock share (each share of Series A preferred is convertible into three shares of common stock), subject to adjustment. In addition, for each share of common stock received through conversion, holders were entitled to receive one warrant to purchase one share of common stock at the conversion price ($2.00 per share). Warrants issued under this agreement expired in December 2000.

Series A preferred stock is subject to conversion 12 months after the issuance at the option of the Company, contingent upon an increase in the price of common stock equal to at least 150% of the conversion price ($3.00 per share, subject to adjustment).

On August 30, 1999, the Company’s Board of Directors amended its articles of incorporation to reduce the number of authorized shares from 750,000 to 16,667.

Series B Cumulative Convertible Preferred Stock

In March 1998, the Company authorized 100,000 shares of 10% Series B Cumulative Convertible preferred stock (Series B preferred). The Series B preferred stock agreement provides for the dividends at a rate of 10% of the issued and outstanding balance payable semi-annually beginning October 31, 1998, payable in cash or shares of common stock, subject to provisions in the agreement. Cumulative unpaid dividends totaled approximately $30,000 and $18,000 at March 31, 2001 and 2000, respectively.

Series B Preferred may be converted to common stock at the option of the shareholder. The conversion rate (4.44 common shares to be received per one preferred share) is calculated by dividing the stated value ($10 at March 31, 2001 and 2000) by the effective conversion price ($2.25 at March 31, 2001 and 2000).

During February 2001, certain holders of Series B preferred stock converted 62,500 shares of preferred stock into 277,782 shares of common stock at a conversion rate of 4.44 common shares to one preferred share. Currently the Company is in litigation regarding the conversion rate. See Note 13 for further details.

The Company may redeem Series B preferred at the stated value plus accrued dividends with at least 20 days notice to the shareholders and may not reissue any shares repurchased.

Holders of Series B preferred stock have liquidation preference over holders of common stock. In the event of liquidation, Series B preferred shareholders will receive $10 per share plus accrued dividends. The agreement defines a more than 50% change in voting power as a liquidation.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—CAPITAL STOCK (Continued)

Series C Cumulative Preferred Stock

In December 1999, the Company authorized 100,000 shares of 10% Series C Cumulative Convertible preferred stock. The Series C preferred stock provides for dividends at the rate of 10% payable semi-annually beginning April 30, 2000, to be paid in cash or shares of common stock, subject to provision in the agreement. Cumulative unpaid dividends totaled approximately $53,638 and $18,750 at March 31, 2001 and 2000, respectively.

Series C preferred stock may be converted into common stock at the option of the shareholder. The conversion rate (4.44 common shares to be received per one preferred share) is calculated by dividing the stated value ($10 at March 31, 2000) by the effective conversion price ($2.25 at March 31, 2000), subject to adjustment.

The Company may redeem the Series C preferred stock at the stated value plus accrued dividends with at least 20 days notice to the shareholders and may not reissue any shares repurchased.

Holders of Series C preferred stock have liquidation preference over holders of common stock and receive $10 per share plus accrued dividends, in the event of liquidation. The agreement defines a more than 50% change in voting power as a liquidation.

In fiscal 2000, the Company issued 75,000 shares of Series C preferred stock to two entities in which officers of the Company hold interests. Of the 75,000 shares issued, the Company received $337,720 in cash and $220,780 represented conversion of debt from a related party. The due date of the remaining $191,500 has been extended pending settlement of the Series B litigation.

NOTE 9—STOCK OPTION PLAN

During 1995, the Company’s Board of Directors approved the 1994 Stock Option Plan (the “Plan”). The maximum number of shares that may be purchased pursuant to the Plan is 500,000. During 2001, The Board of Directors and Shareholders approved an amendment to the Plan to increase the number of shares of common stock allocated to the Plan to 3,500,000 and also extended the term of the Plan to March 29, 2011. Options granted under the Plan include incentive and nonqualified stock options, with vesting determined on the grant date, not to exceed ten years, and are exercisable over a ten-year maximum period at a price to approximate the fair market value of the common stock at the date of grant.

The following table summarizes the activity under the Company’s stock option plan:

	Years ended March 31,

	2001		2000

	Number of Shares	Price Per Share	Number of Shares	Price Per Share

Options outstanding, beginning of year	1,136,081	$.73	351,250	$1.81

Granted	457,000	.55	1,217,500	.50

Canceled/expired	58,081	.50	429,369	.50

Exercised	10,000	.50	3,300	.50

Options outstanding, end of year	1,525,000	$.69	1,136,081	$.73

Options exercisable, end of year	834,667	$.65	488,982	$1.02

Weighted average fair value of options granted		$.22		$.19

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—STOCK OPTION PLAN (Continued)

Options outstanding and exercisable by price range as of March 31, 2001 are as follows:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$.50	1,325,000	3.25	$.50	634,667	$.50

$1.00 – $1.38	200,000	3.63	$1.14	200,000	$1.14

$.50 – $1.375	1,525,000	3.25	$.58	834,667	$.65

The Company has elected to account for its stock-based compensation plans under APB No. 25 and has therefore recognized no compensation expense in the accompanying consolidated financial statements for stock-based employee awards granted as the option price for all employees options grants exceeded the fair value of the Company’s common stock on the date of grant. Additionally, the Company has computed for pro forma disclosure purposes the value of all options granted during 2001 and 2000, using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000
	Options	Options

Risk free interest rate	5.01%	5.84%

Expected dividend yield	—	—

Expected lives	5 years	5 years

Expected volatility	34%	280-560%

If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company’s net loss and loss per common and common share equivalent would have been as follows:

	Years ended March 31,

	2001	2000

Net loss:

As reported	$(1,912,971)	$(3,258,827)

Pro forma	(2,067,971)	(3,487,395)

Loss per common share – basic and diluted:

As reported	(.25)	(.52)

Pro forma	(.25)	(.53)

The effects of applying SFAS No. 123 for providing pro forma disclosures for 2001 and 2000 are not likely to be representative of the effects on reported net loss and loss per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—SIGNIFICANT CUSTOMERS

The Company derives a significant portion of its total revenue from relatively few customers. The Company’s five largest customers accounted for $20,072,463 and 53.15% and 39.01% of total revenue for the year ended March 31, 2001 and 2000, respectively. Revenue from three customers was 17.41%, 12.90% and 11.24% of total revenue in the year ending March 31, 2001. Revenue from one customer was 12% in the year ending March 31, 2000.

At March 31, 2001 and 2000, receivables from two customers accounted for 24% and 14%, and 21% and 12%, respectively, of total accounts receivable.

The Company anticipates that customers that represent more than 10% of total revenue will vary from period to period depending on the placement of orders by a particular customer or customers in any given period.

NOTE 11—401(k) PLAN

The Company has a 401(k) plan for the benefit of its employees. The Company may also make discretionary contributions to the plan in amounts determined by management. Participants immediately vest in both their personal contributions and in the Company’s contributions. The Company contributed immaterial amounts to the plan for the years ended March 31, 2001 and 2000.

NOTE 12—RELATED PARTY TRANSACTIONS

The Company leased its Tucson facility through October 2000 from an organization, which is partially owned by the Chief Executive Officer. Rent expense under this lease in 2000 was $52,138.

In 2000, $86,000 in related party principal and accrued interest was converted to Series C Preferred Stock (see Note 8).

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company leases office, manufacturing and storage space, and equipment under noncancelable operating lease agreements expiring through September 2004. These leases contain renewal options, and the Company is responsible for certain executory costs, including insurance and utilities. Rent expense for 2001 and 2000 was $228,476 and $208,676, respectively. Future minimum lease payments under operating leases that have remaining noncancelable lease terms in excess of one year at March 31, 2001 are as follows:

Years ending March 31,	Amount

2002	$104,866

2003	83,292

2004	83,292

2005	43,103

$314,553

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—COMMITMENTS AND CONTINGENCIES

On August 1, 2000, certain holders of the Company’s Series B Convertible Preferred Stock filed an action in the Arizona Superior Court alleging that certain conditions affecting the conversion rate were not timely met, or not met at all, resulting in rights to convert Series B Preferred shares into a substantially greater number of shares of the Company’s common stock than originally specified.

The terms of the Company’s Series B Cumulative Convertible Preferred Stock agreement required that if by December 31, 1999 the Series B Cumulative Convertible Preferred Stock had not been redeemed or that the Company had not raised at least $1.5 million from the sale of equity securities excluding the Series B Cumulative Convertible Preferred Stock, the conversion rate would become fifty percent of the average price of the Company’s common stock during the month of December 1999. Additionally, the Series C Cumulative Convertible Preferred Stock agreement calls for the conversion price to be adjusted downwards to match revised conversion prices of other preferred stock series. Management believes the Company raised the required amount of funding to maintain the existing conversion rate according to the terms of the Series B Cumulative Convertible Preferred Stock agreement. If the Company had not raised the proceeds specified in the Series B Cumulative Convertible Preferred Stock agreement, then the Company would have recorded a deemed dividend of approximately $400,000. On February 21, 2001, certain of the Series B Preferred Stockholders, referred to above, requested that the Company convert their shares of Series B Preferred Stock to common stock. The Company converted the preferred stock of those holders at a conversion rate of $2.25 per share for a total of 227,782 shares of common stock. These Series B Preferred Stockholders contend that the conversion should have resulted in the issuance of approximately 4.6 million shares and both the original complaint and counter claim remain pending. The case is inactive while the parties determine if settlement is possible.

NOTE 14—SUBSEQUENT EVENTS

In conjunction with the proposals approved by its shareholders at the Company’s 2000 Annual Meeting, which was held during fiscal 2001, on April 6, 2001, the Company filed articles of amendment to increase the authorized shares of common stock to 50,000,000 and increase the authorized shares of preferred stock to 5,000,000.

EXHIBIT INDEX

Exhibit Number	Document	Page

3.1	Articles of Incorporation by the Company*

3.1.1	Specimen of Series A 8% Cumulative Convertible Preferred Stock******

3.1.2	Specimen of Series B 10% Cumulative Convertible Preferred Stock*******

3.1.3	Specimen of Series C 10% Cumulative Convertible Preferred Stock*****

3.2	Bylaws of the Company*

4.2	Specimen of Common Stock Certificate*

4.4	[Form of] Representative’s Warrant*

10.15	1994 Stock Option Plan, Form of Incentive Agreement*

10.17	Employment Agreement of John W. Olynick********

10.19	Form of Lock-Up Agreement of Shareholders*

10.20	Form of Stock Purchase Agreement, Promissory Note and Escrow Agreement for July 31, 1994 Issuance of Common Stock*

10.29	Account Transfer & Purchase Agreement with KBK Financial, Inc.

10.29.1	First Amendment To Account Transfer & Purchase Agreement with KBK Financial, Inc.

10.29.2	Specific Guarantee with KBK Financial, Inc.

21	Subsidiaries***

*	Incorporated by reference to the corresponding exhibit number in the Company’s Registration Statement on Form SB-2 (Commission file no. 33-89384-LA).

**	Incorporated by reference to the corresponding exhibit number in the Company’s Form 8-K filed on August 23, 1996.

***	Incorporated by reference to the corresponding exhibit number in the Company’s Form 10-KSB filed on July 14, 1999.

****	Incorporated by reference to the corresponding exhibit number in the Company’s Form 8-K filed on August 19, 1999.

*****	Incorporated by reference to exhibit number 3.1 in the Company’s Form 10-QSB filed on February 22, 2000.

******	Incorporated by reference to exhibit number 3.1(a) in the Company’s Form 10-KSB filed on July 14, 2000.

*******	Incorporated by reference to exhibit number 3.1(b) in the Company’s Form 10-KSB filed on July 14, 2000.

********	Incorporated by reference to the corresponding exhibit number on the Company’s Form 10-KSB filed on July 14, 2000.