Form 10QSB
period 2001-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2001-08-14
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001.

Commission file number: 1-13704

PROLOGIC MANAGEMENT SYSTEMS, INC.
(Name of small business issuer in its charter)

Arizona (State or other jurisdiction of incorporation or organization)	86-0498857 (I.R.S. Employer Identification No.)

3708 E. Columbia Street, #110, Tucson, Arizona (Address of principal executive offices)	85714 (Zip Code)

Issuer’s telephone number (520) 747-4100

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       No  .

Number of shares of common stock outstanding on June 30, 2001 was 6,858,058.

Transitional Small Business Disclosure Format:

                                                                                                  Yes  ;      No  .

Prologic Management Systems, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED AND CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2001	2001

ASSETS

Current assets:

Cash	$336,660	$310,305

Restricted cash	—	300,000

Accounts receivable, less allowance for doubtful accounts of $426,000 at June 30, 2001 and March 31, 2001	5,073,866	3,375,590

Inventory	412,836	369,241

Prepaid expenses	83,763	72,543

Total current assets	5,907,125	4,427,679

Property and equipment, net	315,444	343,214

Goodwill, net	408,942	408,942

Other assets	323,574	201,631

TOTAL ASSETS	$6,955,085	$5,381,466

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Short term debt and notes payable	$1,878,814	$1,753,377

Line of credit	—	699,150

Notes payable —related parties	35,000	—

Accounts payable	4,619,777	2,800,003

Accrued expenses	1,400,204	910,086

Deferred maintenance revenue	169,651	141,516

Total current liabilities	8,103,446	6,304,132

Long-term debt and notes payable, excluding current portion	4,501,659	4,506,855

Total liabilities	12,605,105	10,810,987

Preferred stock:

Series A cumulative convertible preferred stock, no par value, 16,667 shares authorized, 16,667 shares issued and outstanding	100,000	100,000

Series B cumulative convertible preferred stock, no par value, 100,000 shares authorized, 9,500 shares issued and outstanding	68,588	68,588

Series C cumulative convertible preferred stock, no par, 100,000 shares authorized, 75,000 shares issued and outstanding	750,000	750,000

Stock subscription receivable	(191,500)	(191,500)

	727,088	727,088

Stockholders’ deficit:

Common stock, no par value, 50,000,000 shares authorized, 6,858,058 shares issued and outstanding	10,077,220	10,077,220

Warrants	741,366	741,366

Accumulated deficit	(17,195,694)	(16,975,195)

Total stockholders’ deficit	(6,377,108)	(6,156,609)

Total liabilities, preferred stock and stockholders’ deficit	$6,955,085	$5,381,466

     See accompanying notes to condensed consolidated financial statements.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,

	2001	2000

Revenue:

Hardware	$4,127,208	$8,354,331

Software licenses	1,690,991	5,179,875

Professional services	1,340,837	901,217

Total revenue	7,159,036	14,435,423

Cost of revenue:

Hardware	3,536,381	7,341,417

Software licenses	1,486,248	4,344,016

Professional services	621,715	301,737

Total cost of revenue	5,644,344	11,987,170

Gross profit	1,514,692	2,448,253

Operating expenses:

General and administrative	1,061,852	1,259,662

Selling and marketing	421,748	746,551

Research and development	44,071	53,243

Total operating expenses	1,527,671	2,059,456

Operating (loss) income	(12,979)	388,797

Other income (expense):

Interest expense	(185,055)	(196,428)

Other income (expense)	—	8,717

Total other income (expense)	(185,055)	(187,711)

(Loss) income from continuing operations	(198,034)	201,086

(Loss) income from discontinued operations	—	(1,208)

Net (loss) income	(198,034)	199,878

Preferred stock dividend	(22,465)	(38,750)

Net (loss) income applicable to common stockholders	$(220,499)	$161,128

Weighted average number of common shares:

Basic and diluted	6,858,058	8,439,577

Loss per common share:

Basic and diluted (loss) earnings per common share,

from continuing operations	$(.03)	$0.02

Basic and diluted (loss) earnings per common share,

from discontinued operations	$—	$—

Net (loss) earnings	$(.03)	$0.02

See accompanying notes to condensed consolidated financial statements.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash	Three Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$198,034	$199,878

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	33,353	89,169

Issuance of common stock for interest incurred	—	—

Issuance of warrants for services and interest incurred	—	12,596

Change in assets and liabilities:

Restricted Cash	300,000	—

Accounts receivable	(1,698,276)	(1,491,089)

Inventory	(43,595)	(153,239)

Prepaid expenses	(11,220)	(51,582)

Other assets	(121,942)	46,307

Accounts payable	1,819,774	2,510,209

Accrued expenses	467,653	161,127

Deferred maintenance revenue	28,135	(320,929)

Total adjustments	773,882	802,569

Net cash provided by (used in) continuing operating activities	575,848	1,002,447

Net cash provided by (used in) discontinued operations	—	(29,017)

Net cash provided by (used in) operating activities	575,848	973,430

Cash flows from investing activities:

Purchase of equipment	(5,584)	(3,150)

Net cash used in investing activities	(5,584)	(3,150)

Cash flows from financing activities:

Net change in line of credit	(273,713)	(718,283)

Issuance of common stock	—	5,000

Issuance of new debt	35,000	—

Repayment of debt	(305,196)	(130,396)

Net cash provided by (used in) financing activities	(543,909)	(843,679)

Net increase (decrease) in cash	26,355	126,601

Cash, beginning of period	310,305	447,910

Cash, end of period	$336,660	574,511

Supplemental statement of cash flow information:

Cash paid during the quarter for interest	$24,518	190,420

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.     Interim Periods

The accompanying condensed consolidated financial statements include the accounts of Prologic Management Systems, Inc. (the “Company”) and its wholly-owned subsidiary, BASIS, Inc (“BASIS”). All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-KSB for the fiscal year ended March 31, 2001. The results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

2.     Discontinued Operations

As reported in the Company’s Report on Form 10-KSB for the fiscal year ended March 31, 2000, the Board of Directors authorized the closure of the Company’s Great River Systems, Inc. (“GRSI”) subsidiary at March 31, 2000, and its subsequent dissolution. As a result, the Company recognized a one-time restructuring charge, and a nonrecurring asset impairment charge to goodwill, at fiscal year end March 31, 2000. The nonrecurring charges, together with GRSI results of operations, were presented in the Form 10-KSB as “Net Income (Loss) from Discontinued Operations,”. In this interim report on Form 10-QSB, income (loss) for the periods ended June 30, 2001 and 2000, contained herein for comparative purposes, also has been restated to conform to this revised presentation.

3.     Change in Methods of Procurement and Sales

In the quarter ended September 30, 2000, the Company elected to transition its method of obtaining certain third party vendor product lines and service contracts, which impact the presentation of the financial statements. Under this procurement method, the Company records only its markup on third party products and services, the costs of the products and the equivalent gross sale prices are not recognized. The resulting effect is a reduction in net sales and cost of sales. Gross profit and operating income will remain unaffected. The Company has not transitioned any other sales to the procurement method and does not anticipate doing so in the upcoming quarters.

4.     Line of Credit

During the quarter ended June 30, 2001, the Company signed a $3,000,000 financing agreement with KBK Financial, Inc. for a line of credit to finance accounts receivable. This credit facility replaced a $5,000,000 credit facility with Coast Business Credit, which matured at March 31, 2001. This new facility provides working capital to support the Company’s systems integration operations. The financing agreement with KBK Financial, Inc. contains certain operating and other covenants, including a covenant that requires that the Company’s BASIS, Inc. subsidiary maintain a net worth of at least $400,000. At June 30, 2001, the Company was in compliance with this and the other covenants under the agreement.

5.     Goodwill

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

On April 1, 2001, the Company elected to adopt SFAS 141 and SFAS 142. The Company’s previous business combination was accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill was $408,942 and there were no other intangible assets acquired in connection with the business combination. Pursuant to the terms of SFAS 142, the Company ceased amortizing goodwill effective April 1, 2001 and recorded no amortization expense during the three-month period ending June 30, 2001. The Company has completed its transitional goodwill impairment test pursuant to the provisions of SFAS 142, as of April 1, 2001, and determined that there was no impairment of the asset. Accumulated amortization totaled $975,107 at March 31, 2001.

If the Company had accounted for its goodwill according to SFAS 142 for all income statement periods presented, the Company’s net income (loss) and income (loss) per common share and common share equivalent would have been as follows:

	For the Three Months Ended June 30,

	2001	2000

Reported net income (loss)	($220,499)	$161,128

Add back: Goodwill amortization	—	52,463

Adjusted net income (loss)	($220,499)	$213,591

Basic and diluted earnings (loss) per share:

Reported net income (loss)	($0.03)	$0.02

Goodwill amortization	—	0.01

Adjusted net income (loss)	($0.03)	$0.03

6.     Property and Equipment

Property and equipment as of June 30, 2001, consists of the following:

	June 30, 2001	March 31, 2001

Furniture and leasehold improvements	$253,481	$253,481

Equipment and software	916,448	910,864

Total property and equipment	1,169,929	1,164,345

Less accumulated depreciation	(854,485)	(821,131)

Net property and equipment	$315,444	$343,214

7.     Inventory

Inventory consists primarily of third-party computer hardware and third-party software products, which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

8.     Long Term Debt

In December 2000, the Company signed a $5 million note, converting approximately $5 million in accounts payable. The note requires bi-weekly payments of $20,000 commencing on January 1, 2001, and provides that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards any unpaid balance due on the note. The interest rate on the note is 10%, and the due date of the note is April 2, 2002. The note provides for interest at 18% per annum following any event of default.

9.     Earnings Per Share

FASB Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. At June 30, 2001 and 2000, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 2,470,512 and 2,750,463, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.

10.     Related Party Transactions

During the 3 months ended June 30, 2001, the Company borrowed $35,000 from an organization partially owned by an officer and shareholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company provides systems integration services, software development, technology products and related services. The majority of the Company’s revenues are generated from systems integration and related product sales. The Company’s services include systems integration, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, network design and connectivity, and security and encryption design and deployment. The Company’s software development expertise provides an internal resource for development needs in integration and custom projects. The Company’s proprietary products include manufacturing, distribution, and resource tracking software for commercial clients, as well as its e-commerce solutions. The Company’s products are not directed to the retail consumer market. For additional information on the combined operating results of the Company and its subsidiaries, see the Consolidated Financial Statements of the Company and Notes thereto, which are set forth in the Company’s Annual Report on From 10-KSB for the fiscal year ended March 31, 2001. The discussion should be read in conjunction with and is qualified in its entirety by such Consolidated Financial Statements of the Company and Notes thereto.

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

Results of Operations

     Net Sales. Net sales for the first quarter of fiscal 2002 were $7,159,036 compared to $14,435,423 for the same period of the prior fiscal year, a decrease of $7,276,387, or approximately 50.4%. The sales decrease was due primarily to the economic downturn that caused clients to reduce and/or defer hardware and software purchases during the quarter. Sales of third party hardware for the period were $4,127,208, a decrease of approximately 50.6% compared to third party hardware sales for the same period one year ago of $8,354,331. Sales of software licenses, which included third party licenses as well as proprietary software, were $1,690,991 for the period, a decrease of approximately 67.4% compared to sales of $5,179,875 for the first quarter of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $1,340,837 compared to $901,217 for the corresponding period of the previous fiscal year, an increase of approximately 48.8%. The Company continues to concentrate on sales of hardware and third party software that normally lead to additional service sales.

     Cost of Sales. Cost of sales was $5,644,344, or 78.8% of net sales, for the quarter ended June 30, 2001, versus $11,987,170, or 83.0% of net sales, for the same period of the previous year. The overall decreased cost of sales was primarily the result of the decline in sales. The Company expects to see the margins on sales of third party products continue to decline in the long term as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

     Selling and Marketing. Selling and marketing expenses were $421,748, or 5.9% of net sales, for the three month period ended June 30, 2001, compared to $746,551, or 5.2% of net sales, for the same period of the previous fiscal year. The decrease in the amount of expenses is primarily the result of decreased sales and the improvement of these expenses as a percentage of net sales is primarily the result of a change in the sales mix. The Company normally expects sales and marketing expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     General and Administrative. General and administrative expenses for the first quarter of fiscal 2002 were $1,061,852, or 14.8% of net sales, compared to $1,259,662, or 8.7% of net sales, for the first quarter of the previous fiscal year. The decrease in these expenses is attributable to the Company’s aggressive reduction in operating expenses in response to uncertain economic conditions. The increase, as a percentage of net sales, was primarily the result of the decrease in sales. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Research and Development. Research and development expenses were $44,071, or 0.6% of net sales, for the first quarter of fiscal 2002, as compared to $53,243, or 0.4% of net sales, for the first quarter of the previous fiscal year. Research and development is generally related to improvements of proprietary software.

     Operating Income (loss). Operating loss for the period was $12,979, or 0.2% of net sales, versus operating income of $388,797, or 2.7% of net sales, for the same period last year. The operating loss resulted from the economic downturn that caused clients to reduce and/or defer hardware and software purchases during the quarter.

     Interest Expense and Other Income. Interest expense and other income for the quarter was $185,055, compared to $187,711 for the corresponding period of the prior year, and was comprised mainly of interest paid on the current lines of credit and short term borrowings. The decrease was primarily the result of reduced short-term borrowings during the period.

     Income Taxes. The Company had no income tax expense for the first quarters of fiscal 2002 and 2001. As of June 30, 2001, the Company had Federal net operating loss carry forwards of approximately $13,000,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Income (loss) from Continuing Operations. Net loss from continuing operations for the quarter ended June 30, 2001 was $198,034, or a loss of approximately $0.03 per share, versus net income of $201,086, or approximately $0.02 per share, for the same period of the prior fiscal year. The loss was the result of the decrease in sales resulting from an economic downturn that caused clients to delay a significant number of orders during the quarter, offset somewhat by reduced interest expense.

     Net Income (loss) from Discontinued Operations. During the fiscal year ended March 31, 2000, the Company discontinued operations of Great River Systems. The loss related to the discontinuance of the subsidiary was $0 for the first quarter of fiscal 2002 as compared to a loss of $1,208 for the same period of the prior fiscal year.

     Net Income (loss) including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had net loss of $198,034, or a loss of $0.03 per share, for the first quarter of fiscal 2002, as compared to net income of $199,878, or $0.02 per share, for the same period of the prior fiscal year.

Liquidity and Capital Resources

     At June 30, 2001 the Company had a working capital deficit of approximately $2,196,000 versus a deficit of approximately $1,876,000 at March 31, 2001. The increase resulted primarily from the operating losses and increased accounts payable partially offset by increased accounts receivable. As a result of the working capital deficit at March 31, 2001 (the Company’s fiscal year end), the Company’s independent certified public accountants have expressed substantial doubt about the Company’s ability to continue as a going concern. The total cash balance at June 30, 2001 was $336,660.

     Cash provided by operations during the quarter ended June 30, 2001 was $575,848, compared to $973,430 for the corresponding period in fiscal 2000. This was due primarily to decreased operating income during the quarter. Cash used in investing activities was $5,584 at June 30, 2001 and $3,150 at June 30, 2000. Cash used in financing activities for the quarter ended June 30, 2001 was $543,909, compared to $843,679 for the corresponding period in fiscal 2000. The decrease in cash used in financing activities resulted primarily from increased borrowings under a long-term debt arrangement partially offset by reduced borrowings against the Company’s line of credit, and the lack of any significant issuances of equity.

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

     During fiscal year 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company have an interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 in proceeds, $220,780 represented conversion of current debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt, and $337,720 in cash payments, the Company has received $558,500, representing 55,850 shares of the Series C Preferred stock, and has extended the due date for the remaining $191,500.

     In fiscal 1998, the Company signed a financing agreement with Coast Business Credit for a line of credit in the maximum amount of $5,000,000, to provide working capital to support the Company’s systems integration operations. The credit facility matured at March 31, 2001, and was subsequently purchased by and replaced with a $3,000,000 financing agreement with KBK Financial, Inc. (See Note 4 to Condensed Consolidated Financial Statements)

     During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company’s trade payables to the vendor into a promissory note. The promissory note included interest at 11% in monthly installments. As of June 30, 2001, the principal balance was approximately $723,000.

     During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 of our shares being cancelled, and $100,000 in settlement expense cost reimbursement to Sunburst, of which, $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000. The note is payable in three quarterly principal payments of $25,000 commencing in April 2001, plus interest at 10%.

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

     During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principle was repaid. The interest rate on the notes is 2% per month. As of June 30, 2001, the remaining principle balance on these notes, which are currently due, was $110,000.

     At June 30, 2001, the Company had current debt obligations, or debt that will become due within twelve months, of $1,394,924. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity or debt financing to maintain current operations and service current debt. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing. The Company has no commitments at this time from third parties for any such financing.

     During the first quarter of fiscal 2002, the Company purchased approximately $5,584 in capital equipment and software.

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

     On April 1, 2001, the Company elected to adopt SFAS 141 and SFAS 142. The Company’s previous business combination was accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill was $408,942 and there were no other intangible assets acquired in connection with the business combination. Pursuant to the terms of SFAS 142, the Company ceased amortizing goodwill effective April 1, 2001 and recorded no amortization expense during the three-month period ending June 30, 2001. The Company has completed its transitional goodwill impairment test pursuant to the provisions of SFAS 142 and determined that there was no impairment of the asset.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     Management’s discussion and analysis in this Form 10-QSB should be read in conjunction with the audited Consolidated Financial Statements as filed in the Company’s annual report on Form 10-KSB for the fiscal year ended March 31, 2001. Except for the historical information contained herein, the matters discussed in this Form 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company’s products and services in those segments, seasonality in the buying cycles of certain of the Company’s customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company’s ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company’s SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

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

     In fiscal 2001, these Series B Convertible Preferred Stockholders requested that Prologic convert their shares of Series B Convertible Preferred Stock into common stock. The Company converted the preferred stock to common stock at a conversion rate of $2.25 per share for a total of 277,782 shares of common stock. The Plaintiffs contend that the conversion should have resulted in the issuance of approximately 4.6 million shares and both the original complaint and counterclaim remain pending.

Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote by Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     A.     Exhibits:

None.

     B.     Reports:

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIC MANAGEMENT SYSTEMS, INC.

DATED: August 13, 2001	By: /s/ James M. Heim James M. Heim Chief Executive Officer, Principal Financial and Accounting Officer

By: /s/ Richard E. Metz Richard E. Metz Executive Vice President