Form 10QSB
period 2001-09-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2001-11-13
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001.

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

Number of shares of common stock outstanding on September 30, 2001 was 6,958,058.

Transitional Small Business Disclosure Format:

Yes ; No X .

Prologic Management Systems, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED AND CONSOLIDATED BALANCE SHEETS

	September 30, 2001	March 31, 2001

	(unaudited)
ASSETS

Current assets:

Cash	$70,413	$310,305

Restricted cash	—	300,000

Accounts receivable, less allowance for doubtful accounts of $426,000 at September 30, 2001 and March 31, 2001	2,217,050	3,375,590

Inventory	307,421	369,241

Prepaid expense	90,609	72,543

Total current assets	2,685,493	4,427,679

Property and equipment, net	305,921	343,214

Goodwill, net	408,942	408,942

Other assets	252,170	201,631

Deferred financing costs	210,000	—

TOTAL ASSETS	3,862,526	5,381,466

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Current portion of long-term debt and notes payable	$1,725,880	$1,753,377

Line of credit	—	699,150

Notes payable — related parties	35,000	—

Accounts payable	972,734	2,800,003

Accrued expenses	1,123,636	910,086

Deferred revenue	114,636	141,516

Total current liabilities	3,971,886	6,304,132

Long term debt and notes payable, excluding current portion	5,921,038	4,506,855

Total liabilities	9,892,924	10,810,987

Preferred Stock

Series A Cumulative Convertible Preferred Stock, no par value, 16,667 shares authorized, 16,667 shares issued and outstanding	100,000	100,000

Series B Cumulative Convertible Preferred Stock, no par value, 100,000 shares authorized, 9,500 shares issued and outstanding	68,588	68,588

Series C Cumulative Convertible Preferred Stock, no par value, 100,000 shares authorized, 75,000 shares issued and outstanding	750,000	750,000

Stock subscription receivable	(191,500)	(191,500)

	727,088	727,088

Stockholders deficit

Common stock, no par value, 50,000,000 shares authorized, 6,958,058 and 6,858,058 shares issued and outstanding at September 30, 2001 and March 31, 2001, respectively	10,112,919	10,077,219

Warrants	951,367	741,367

Accumulated deficit	(17,821,772)	(16,975,195)

Total stockholders’ deficit	(6,757,486)	(6,156,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,862,526	$5,381,466

         See accompanying notes to condensed consolidated financial statements.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales

Hardware	$5,137,747	$7,045,287	$9,264,955	$15,399,618

Licenses	513,594	1,025,682	2,204,585	6,205,558

Services	889,389	1,536,843	2,230,226	2,438,059

Total revenue	6,540,730	9,607,812	13,699,766	24,043,235

Cost of Sales

Hardware	4,631,460	6,136,129	8,167,843	13,477,546

Licenses	437,221	898,249	1,923,470	5,242,266

Services	266,956	388,220	888,670	689,957

Total cost of sales	5,335,637	7,422,598	10,979,983	19,409,769

Gross profit	1,205,093	2,185,214	2,719,783	4,633,466

Operating expenses

General and administrative	1,140,621	1,264,820	2,202,472	2,524,480

Selling and marketing	570,001	638,954	991,750	1,385,505

Research and development	43,248	50,886	87,319	104,129

Total operating expenses	1,753,870	1,954,660	3,281,541	4,014,114

Operating income (loss)	(548,777)	230,554	(561,758)	619,352

Interest expense	(54,836)	(142,911)	(239,891)	(339,340)

Other income (expense)	—	5,140	—	13,856

Total other income (expense)	(54,836)	(137,771)	(239,891)	(325,484)

Income (loss) from continuing operations	(603,613)	92,783	(801,649)	293,868

Income (loss) from discontinued operations	—	—	—	(1,208)

Net income (loss)	(603,613)	92,783	(801,649)	292,660

Cumulative preferred stock dividend	(22,465)	(38,750)	(44,930)	(77,500)

Net income (loss) available to common stockholders	$(626,078)	$54,033	$(846,579)	$215,160

Weighted average number of common shares:

Basic and diluted	6,867,841	8,439,577	6,863,003	8,438,755

Loss per common share:

Basic and diluted earnings (loss) per common share from continuing operations	$(0.09)	$0.01	$(0.12)	$0.03

Basic and diluted earnings (loss) per common share from discontinued operations	$—	$—	$—	$—

Net earnings (loss) per common share	$(0.09)	$0.01	$(0.12)	$0.03

         See accompanying notes to condensed consolidated financial statements.

PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH

	Six months ended September 30,

	2001	2000

	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$(801,649)	$292,660

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	74,307	178,562

Issuance of warrants for services and interest incurred	—	12,596

Issuance of common stock for services rendered	35,700	—

Changes in:

Restricted cash	300,000	—

Accounts receivable	1,158,540	1,048,453

Inventory	61,820	(371,220)

Prepaid expenses	(18,066)	(42,243)

Other assets	(50,539)	154,935

Accounts payable	(1,827,269)	1,280,768

Accrued expenses	168,621	(218,733)

Deferred maintenance revenue	(26,880)	(332,440)

Total adjustments	(123,766)	1,710,678

Net cash provided by (used in) continuing operations	(925,415)	2,003,338

Net cash provided by (used in) discontinued operations	—	(27,922)

Net cash provided by (used in ) operating activities	(925,415)	1,975,416

Cash flows from investing activities
Purchase of equipment	(37,013)	(15,919)

Net cash used in investing activities	(37,013)	(15,919)

Cash flows from financing activities:

Net change in lines of credit	(275,049)	(1,104,909)

Issuance of common stock	—	5,000

Issuance of new debt	1,059,686	—

Repayment of debt	(62,101)	(195,504)

Net cash provided by (used in) financing activities	722,536	(1,295,413)

Net increase (decrease) in cash	(239,892)	664,084

Cash, beginning of period	310,305	447,910

Cash, end of period	$70,413	$1,111,994

Supplemental statement of cash flow information:

Cash paid during the period for interest	$52,759	$331,880

Cash paid during the period for taxes	—	—

Supplemental disclosure of non-cash activity:

Warrants issued as deferred financing cost	$210,000	$—

         See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Interim Periods

The accompanying condensed consolidated financial statements include the accounts of Prologic Management Systems, Inc. (the “Company”) and its wholly-owned subsidiary, BASIS, Inc. (“BASIS”). All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-KSB for the fiscal year ended March 31, 2001. The results of operations for the three and six-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Discontinued Operations

As reported in the Company’s Report on Form 10-KSB for the fiscal year ended March 31, 2000, the Board of Directors authorized the closure of the Company’s Great River Systems, Inc. (“GRSI”) subsidiary at March 31, 2000, and its subsequent dissolution. As a result, the Company recognized a one-time restructuring charge and a nonrecurring asset impairment charge to goodwill at fiscal year end March 31, 2000. The nonrecurring charges, together with GRSI results of operations, were presented in the Form 10-KSB as “Net Income (Loss) from Discontinued Operations”. In this interim report on Form 10-QSB, income (loss) for the periods ended September 30, 2001 and 2000, contained herein for comparative purposes, has also been restated to conform to this revised presentation.

3.	Change in Methods of Procurement and Sales

In the quarter ended September 30, 2000, the Company elected to transition its method of obtaining certain third party vendor product lines and service contracts, which impacts the presentation of the financial statements. Under this procurement method, the Company records only its markup on third party products and services, the costs of the products and the equivalent gross sale prices are not recognized. The resulting effect is a reduction in net sales and cost of sales. Gross profit and operating income will remain unaffected. The Company has not transitioned any other sales to the procurement method and does not anticipate doing so in the upcoming quarters.

4.	Line of Credit

During the quarter ended June 30, 2001, the Company signed a $3,000,000 financing agreement with KBK Financial, Inc. for a line of credit to finance accounts receivable. This credit facility replaced a $5,000,000 credit facility with Coast Business Credit, which matured at March 31, 2001. This new facility provides working capital to support the Company’s systems integration operations. The financing agreement with KBK Financial, Inc. contains certain operating and other covenants, including a covenant that requires that the Company’s BASIS, Inc. subsidiary maintain a net worth of at least $400,000. At September 30, 2001, the Company was in compliance with this and the other covenants under the agreement.

During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. The agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At September 30, 2001, the Company was liable for $723,249 under this agreement.

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

On April 1, 2001, the Company elected to adopt SFAS 141 and SFAS 142. The Company’s previous business combination was accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill was $408,942 and there were no other intangible assets acquired in connection with the business combination. Pursuant to the terms of SFAS 142, the Company ceased amortizing goodwill effective April 1, 2001 and recorded no amortization expense during the six-month period ending September 30, 2001. The Company has completed its transitional goodwill impairment test pursuant to the provisions of SFAS 142 as of April 1, 2001, and determined that there was no impairment of the asset. Accumulated amortization totaled $975,107 at March 31, 2001.

If the Company had accounted for its goodwill according to SFAS 142 for all income statement periods presented, the Company’s net income (loss) and income (loss) per common share and common share equivalent would have been as follows:

	For the Three Months Ended September 30,

	2001	2000

Reported net income (loss)	$(603,613)	$92,783

Add back: Goodwill amortization	—	52,688

Adjusted net income (loss)	$(603,613)	$145,471

Basic and diluted earnings (loss) per share:

Reported net income (loss)	$(0.09)	$0.01

Goodwill amortization	—	0.01

Adjusted net income (loss)	$(0.09)	$0.02

	For the Six Months Ended September 30,

	2001		2000

Reported net income (loss)		$(801,649)	$292,660

Add back: Goodwill amortization		—	105,151

Adjusted net income (loss)		$(801,649)	$397,811

Basic and diluted earnings (loss) per share:

Reported net income (loss)		$(0.12)	$0.03

Goodwill amortization		—	0.01

Adjusted net income (loss)	$	(0.12)	$0.04

6.	Property and Equipment

Property and equipment consists of the following:

	September 30, 2001	March 31, 2001

Furniture and leasehold improvements	$253,480	$253,481

Equipment and software	947,878	910,864

Total property and equipment	1,201,358	1,164,345

Less accumulated depreciation	(895,437)	(821,131)

Net property and equipment	$305,921	$343,214

7.	Inventory

Inventory consists primarily of third-party computer hardware and third-party software products, which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

8.	Long Term Debt

In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and a due date of April 2, 2002. In the second quarter of fiscal 2002, the Company renegotiated the balance of the note. The balance of the new promissory note at September 30, 2001 is approximately $5,885,000 with interest at 6% and is due in April 2003. The note requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note.

9.	Earnings Per Share

FASB Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three and six months ended September 30, 2001 and 2000, potential common stock, consisting of stock options, warrants and convertible preferred stock are excluded from the computation of diluted earnings per share because they are antidilutive.

10.	Related Party Transactions

During the first quarter of fiscal 2002, the Company borrowed $35,000 from an organization partially owned by an officer and shareholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The Company provides systems integration services, software development, technology products and related services. The majority of the Company’s revenues are generated from systems integration and related product sales. The Company’s services include systems integration, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, network design and connectivity, and security and encryption design and deployment. The Company’s software development expertise provides an internal resource for development needs in integration and custom projects. The Company’s proprietary products include manufacturing, distribution, and resource tracking software for commercial clients, as well as its e-commerce solutions. The Company’s products are not directed to the retail consumer market. For additional information on the combined operating results of the Company and its subsidiaries, see the Consolidated Financial Statements of the Company and Notes thereto, which are set forth in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001. The discussion herein should be read in conjunction with and is qualified in its entirety by such Consolidated Financial Statements of the Company and Notes thereto.

         The Company’s securities were delisted from both the NASDAQ Stock Market and the Boston Stock Exchange in August 1998. Delisting resulted from the Company’s failure to maintain the minimum net tangible asset requirement of the NASDAQ Stock Market. Trading of the Company’s securities continue to be conducted on the OTC Electronic Bulletin Board or in the non-NASDAQ over-the-counter market. As a result, a holder of the Company’s securities may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s securities. In addition, purchases and sales of the Company’s securities may be subject to Rule 15g-9 (the “Rule”) promulgated by the Securities and Exchange Commission (the “SEC”). The Rule imposes various sales practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the Rule may have an adverse effect on the ability of broker-dealers to sell the Company’s securities and may affect the salability of the Company’s securities in the secondary market.

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

Results of Operations

Three Months Ended September 30, 2001 and 2000

         Net Sales. Net sales for the second quarter of fiscal 2002 were $6,540,730 compared to $9,607,812 for the same period of the prior fiscal year, a decrease of $3,067,082, or approximately 31.9%. The sales decrease was due primarily to the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases during the quarter, and were further aggravated in response to the terrorist attacks and threats on the United States in September 2001. Sales of third party hardware for the period were $5,137,747, a decrease of approximately 27.1% over sales for the same period one year ago of $7,045,287. Sales of software licenses, which included third party licenses as well as proprietary software, were $513,594 for the period, a decrease of approximately 49.9% over sales of $1,025,682 for the second quarter of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $889,389 compared to $1,536,843 for the corresponding period of the previous fiscal year, a decrease of approximately 42.1%. The Company continues to concentrate on sales of hardware and third party software which historically leads to additional service sales over time.

         Cost of Sales. Cost of sales was $5,335,637, or 81.6% of total net sales, for the quarter ended September 30, 2001, versus approximately $7,422,598, or 77.3% of net sales, for the same period of the previous fiscal year. The overall decreased cost of sales was primarily the result of the decline in sales. The Company expects to see the margins on sales of third party products continue to decline in the long term as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

         Selling and Marketing. Selling and marketing expenses were $570,001, or 8.7% of net sales, for the three month period ended September 30, 2001, compared to $638,954, or 6.7% of net sales for the same period of the previous fiscal year. The decrease in the amount of expenses is primarily the result of decreased sales. The Company normally expects sales and marketing expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         General and Administrative. General and administrative expenses for the second quarter of fiscal 2002 were $1,140,621, or 17.4% of net sales, compared to $1,264,820, or 13.2% of net sales, for the second quarter of the previous fiscal year. The decrease in these expenses is attributable to the Company’s reduction in operating expenses in response to uncertain economic conditions. The increase, as a percentage of net sales, was primarily the result of the decrease in sales. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         Research and Development. Research and development expenses were $43,248, or 0.7% of net sales, for the second quarter of fiscal 2002, as compared to $50,886, or 0.5% of net sales, for the same period of the previous fiscal year. Research and development is generally related to updates of proprietary software.

         Operating Income (loss). Operating loss for the second quarter of fiscal 2002 was $548,777, or a loss of 8.4% of net sales, versus income of $230,554, or income of 2.4% of net sales, for the same period last year. The operating loss resulted from the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases.

         Interest Expense and Other Income (expense). Interest expense and other expense for the quarter was $54,836, compared to $137,771 for the corresponding period of the prior fiscal year, which was mainly interest paid on the current lines of credit and short term borrowings. The decrease was primarily the result of reduced short-term borrowings during the period.

         Income Taxes. The Company had no income tax expense for the second quarters of fiscal 2002 and 2001. As of September 30, 2001, the Company had Federal net operating loss carry forwards of approximately $13,500,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Income (loss) from Continuing Operations. Net loss for the quarter ended September 30, 2001 was $603,613, or a loss of approximately $0.09 per share, versus income of $92,783, or income of approximately $0.01 per share, for the same period of the prior fiscal year. The loss was the result of the decrease in sales resulting from an economic downturn that caused clients to delay a significant number of orders during the quarter, offset somewhat by reduced interest expense.

         Net Income (loss) from Discontinued Operations. During the fiscal year ended March 31, 2000, the Company discontinued operations of Great River Systems. There was no loss related to the discontinuance of the subsidiary in the second quarters of fiscal 2002 and 2001.

         Net Income (loss) including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had a net loss of $603,613, or a loss of approximately $0.09 per share, for the second quarter of fiscal 2002, as compared to net income of $92,783, or a income of approximately $0.01 per share, for the same period of the prior fiscal year.

Six Months Ended September 30, 2001 and 2000

         Net Sales. Net sales for the first six months of fiscal 2002 were $13,699,766 compared to $24,043,235 for the same period of the prior fiscal year, a decrease of $10,343,469, or approximately 43.0%. The sales decrease was due primarily to the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases during the six month period. Sales were also impacted in response to the terrorist attacks and threats on the United States which began in September 2001. Sales of third party hardware for the period were $9,264,955, a decrease of approximately 39.8% over sales for the same period one year ago of $15,399,618. Sales of software licenses, which included third party licenses as well as proprietary software, were $2,204,585 for the period, a decrease of approximately 64.5% over sales of $6,205,558 for the first six months of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $2,230,226 compared to $2,438,059 for the corresponding period of the previous fiscal year, a decrease of approximately 8.5%. The Company continues to concentrate on sales of hardware and third party software which historically leads to additional service sales over time.

         Cost of Sales. Cost of sales was $10,979,983, or 80.1% of total net sales, for the six months ended September 30, 2001, versus approximately $19,409,769, or 80.7% of net sales, for the same period of the previous fiscal year. The overall decreased cost of sales was primarily the result of the decline in sales. The Company expects to see the margins on sales of third party products continue to decline in the long term as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

         Selling and Marketing. Selling and marketing expenses were $991,750, or 7.2% of net sales, for the six months ended September 30, 2001, compared to $1,385,505, or 5.8% of net sales for the same period of the previous fiscal year. The decrease in the amount of expenses is primarily the result of decreased sales. The Company normally expects sales and marketing expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         General and Administrative. General and administrative expenses for the first six months of fiscal 2002 were $2,202,472, or 16.1% of net sales, compared to $2,524,480, or 10.5% of net sales, for the same period of the previous fiscal year. The decrease in these expenses is attributable to the Company’s reduction in operating expenses in response to uncertain economic conditions. The increase, as a percentage of net sales, was primarily the result of the decrease in sales. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         Research and Development. Research and development expenses were $87,319, or 0.6% of net sales, for the six months ended September 30, 2001, as compared to $104,129, or 0.4% of net sales, for the same period of the previous fiscal year. Research and development is generally related to updates of proprietary software.

         Operating Income (loss). Operating loss for the six months ended September 30, 2001 was $561,758, or a loss of approximately 4.1% of net sales, versus income of $619,352, or 2.6% of net sales, for the same period last year. The operating loss resulted from the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases.

         Interest Expense and Other Income (expense). Interest expense and other expense for the six months ended September 30, 2001 was $239,891, compared to $325,484 for the corresponding period of the prior fiscal year, which was mainly interest paid on the current lines of credit and short term borrowings. The decrease was primarily the result of reduced short-term borrowings during the period.

         Income Taxes. The Company had no income tax expense for the first six months of fiscal 2002 and 2001. As of September 30, 2001, the Company had Federal net operating loss carry forwards of approximately $13,500,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Income (loss) from Continuing Operations. Net loss for the six months ended September 30, 2001 was $801,649, or a loss of approximately $0.12 per share, versus income of $293,868, or income of approximately $0.03 per share, for the same period of the prior fiscal year. The loss was the result of the decrease in sales resulting from an economic downturn that caused clients to delay a significant number of orders during the six month period, offset somewhat by reduced interest expense.

         Net Income (loss) from Discontinued Operations. During the fiscal year ended March 31, 2000, the Company discontinued operations of Great River Systems. The loss related to the discontinuance of the subsidiary was $0 for the first six months of fiscal 2002 as compared to a loss of $1,208 for the same period of the prior fiscal year.

         Net Income (loss) including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had a net loss of $801,649, or a loss of approximately $0.12 per share, for the first six months of fiscal 2002, as compared to net income of $292,660, or income of approximately $0.03 per share, for the same period of the prior fiscal year.

Liquidity and Capital Resources

         At September 30, 2001 the Company had a working capital deficit of approximately $1,286,000 versus a deficit of approximately $1,876,000 at March 31, 2001. The improvement resulted primarily from the conversion of short-term debt and payables to long term notes, offset by operating losses. As a result of the working capital deficit at March 31, 2001 (the Company’s fiscal year end), the Company’s independent certified public accountants have expressed substantial doubt about the Company’s ability to continue as a going concern. The total cash balance at September 30, 2001 was $70,413.

         Cash used in operations during the quarter ended September 30, 2001 was $925,415, compared to cash provided by operations of $1,975,416 for the corresponding period in fiscal 2001. This was due primarily to decreased operating income during the quarter. Cash used in investing activities was $37,013 at September 30, 2001 and $15,919 at September 30, 2000. Cash provided by financing activities for the quarter ended September 30, 2001 was $722,536, compared to cash used in financing activities of $1,295,413 for the corresponding period in fiscal 2001. The improvement resulted primarily from the conversion of short-term debt and payables to long term notes, offset by operating losses.

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

         During fiscal year 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company have an interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 in proceeds, $220,780 represented conversion of current debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt and $337,720 in cash payments, the Company has received $558,500, representing 55,850 shares of the Series C Preferred Stock, and has extended the due date for the remaining $191,500.

         During the quarter ended June 30, 2001, the Company signed a $3,000,000 financing agreement with KBK Financial, Inc. for a line of credit to finance accounts receivable. This credit facility replaced a $5,000,000 credit facility with Coast Business Credit, which matured at March 31, 2001. This new facility provides working capital to support the Company’s systems integration operations. The financing agreement with KBK Financial, Inc. contains certain operating and other covenants, including a covenant that requires that the Company’s BASIS, Inc. subsidiary maintain a net worth of at least $400,000. At September 30, 2001, the Company was in compliance with this and the other covenants under the agreement.

         During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. The agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At September 30, 2001, the Company was liable for $723,249 under this agreement.

         During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company’s trade payables to the vendor into a promissory note. The promissory note included interest at 11% and the Company is currently negotiating new payment terms. At September 30, 2001, the principal balance was approximately $723,000.

         During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 of our shares being cancelled, and $100,000 in settlement expense cost reimbursement to Sunburst, of which, $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of September 30, 2001, the principle balance of this note remains $75,000.

         In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and a due date of April 2, 2002. In the second quarter of fiscal 2002, the Company renegotiated the balance of the note. The balance of the new promissory note at September 30, 2001 is approximately $5,885,000 with interest at 6% and is due in April 2003. The note requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note.

         During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principle was repaid. The interest rate on the notes is 2% per month. As of September 30, 2001, the remaining principle balance on these notes, which are currently due, was $109,000.

         At September 30, 2001, the Company had current debt obligations, or debt that will become due within twelve months, of $1,725,880. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity, debt financing, or deferment of debt repayment to maintain current operations and service current debt. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing. The Company has no commitments at this time from third parties for any such financing.

         During the six months ended September 30, 2001, the Company purchased approximately $37,013 of capital equipment and software.

The Company May Face Interruption Of Production And Services Due To Increased Security Measures In Response To Terrorism

         Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

         On April 1, 2001, the Company elected to adopt SFAS 141 and SFAS 142. The Company’s previous business combination was accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill was $408,942 and there were no other intangible assets acquired in connection with the business combination. Pursuant to the terms of SFAS 142, the Company ceased amortizing goodwill effective April 1, 2001 and recorded no amortization expense during the six-month period ending September 30, 2001. The Company has completed its transitional goodwill impairment test pursuant to the provisions of SFAS 142 and determined that there was no impairment of the asset.

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

               None.

Item 5.   Other Information

               None.

Item 6.   Exhibits and Reports on Form 10QSB

A. Exhibits:

None.

B. Reports:

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIC MANAGEMENT SYSTEMS, INC.

DATED: November 12, 2001

By: /s/ James M. Heim James M. Heim Chief Executive Officer, Principal Financial and Accounting Officer

By: /s/ Richard E. Metz Richard E. Metz Executive Vice President