Form 10QSB
period 2001-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2002-02-11
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2001.



Commission file number: 1-13704



                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)



          Arizona
(State or other jurisdiction of                   86-0498857
 incorporation or organization)           (I.R.S. Employer Identification No.)


3708 E. Columbia Street, #110, Tucson, Arizona             85714
(Address of principal executive offices)                 (Zip Code)


                    Issuer's telephone number (520) 747-4100.



Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                   Yes__ X___;  No ______


Number of shares of common stock outstanding on December 31, 2001 was 7,013,853.


Transitional Small Business Disclosure Format:
                                                   Yes ______ ; No ___X___ .

                        Prologic Management Systems, Inc.
                                      Index

                                                                                                   Page
Part I.    FINANCIAL INFORMATION                                                                    3

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at December 31, 2001 (unaudited) and               3
           March 31, 2001

           Condensed Consolidated Statements of Operations for the Three and
           Nine Months 4 Ended December 31, 2001 (unaudited) and December 31,
           2000 (unaudited)                                                                         4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           December 31, 2001 (unaudited) and December 31, 2000 (unaudited)                          5

           Notes to Condensed Consolidated Financial Statements                                     6


Item 2.    Management's Discussion and Analysis of Results of Operations and                        9
           Financial Condition

Part II.   OTHER INFORMATION                                                                       16

Item 1.    Legal Proceedings                                                                       16

Item 2.    Changes in Securities                                                                   16

Item 3.    Defaults upon Senior Securities                                                         16

Item 4.    Submission of Matters to a Vote by Security Holders                                     16

Item 5.    Other Information                                                                       16

Item 6.    Exhibits and Reports on Form 8-K                                                        16

SIGNATURES                                                                                         17

PART I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS


                                                                                      December 31, 2001         March 31, 2001
                                                                                    ----------------------    -------------------
ASSETS                                                                                   (unaudited)
Current assets:
    Cash                                                                        $                  31,069  $             310,305
    Restricted cash                                                                                    --                300,000
    Accounts receivable, less allowance for doubtful accounts of
       $426,000 at December 31, 2001 and March 31, 2001                                         2,125,918              3,375,590
    Inventory                                                                                     196,590                369,241
    Prepaid expense                                                                                88,273                 72,543
                                                                                    ----------------------    -------------------
Total current assets                                                                            2,441,850              4,427,679

Property and equipment, net                                                                       271,708                343,214
Goodwill, net                                                                                     408,942                408,942
Deferred financing costs, net                                                                     189,677                     --
Other assets                                                                                      146,554                201,631
                                                                                    ----------------------    -------------------
Total assets                                                                    $               3,458,731  $           5,381,466
                                                                                    ----------------------    -------------------

Liabilities, Preferred Stock AND Stockholders' Deficit
Current Liabilities
    Current portion of long-term debt and notes payable                         $               1,333,569  $           1,753,377
    Line of credit                                                                                     --                699,150
    Notes payable - related parties                                                                35,000                     --
    Accounts payable                                                                            1,696,856              2,800,003
    Accrued expenses                                                                              970,563                910,086
    Deferred revenue                                                                              121,309                141,516
                                                                                    ----------------------    -------------------

Total current liabilities                                                                       4,157,297              6,304,132

Long term debt and notes payable, excluding current portion                                     6,094,120              4,506,855
                                                                                    ----------------------    -------------------
Total liabilities                                                                              10,251,417             10,810,987

Preferred Stock
    Series A Cumulative Convertible Preferred Stock, no par value,
        16,667 shares authorized, 16,667 shares issued and outstanding                            100,000                100,000
    Series B Cumulative Convertible Preferred Stock, no par value,
        100,000 shares authorized, 9,500 shares issued and outstanding                             68,588                 68,588
    Series C Cumulative Convertible Preferred Stock, no par value,
        100,000 shares authorized, 75,000 shares issued and outstanding                           750,000                750,000

    Stock subscription receivable                                                               (191,500)              (191,500)
                                                                                    ----------------------    -------------------
                                                                                                  727,088                727,088
                                                                                    ----------------------    -------------------
Stockholders deficit
    Common stock, no par value, 50,000,000 shares authorized,
        7,013,853 and 6,858,058 shares issued and outstanding at                               10,145,168             10,077,219
        December 31, 2001 and March 31, 2001, respectively
    Warrants                                                                                      951,367                741,367
    Accumulated deficit                                                                      (18,616,309)           (16,975,195)
                                                                                    ----------------------    -------------------

Total stockholders' deficit                                                                   (7,519,774)            (6,156,609)
                                                                                    ----------------------    -------------------
Total liabilities and stockholders' deficit                                     $               3,458,731  $           5,381,466
                                                                                    ----------------------    -------------------
See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended                  Nine Months Ended
                                                                 December 31,                       December 31,
                                                            2001              2000             2001              2000
                                                        --------------    -------------    --------------    --------------
                                                         (unaudited)      (unaudited)       (unaudited)       (unaudited)
Net Sales
    Hardware                                         $      1,172,495  $     4,182,445  $     10,437,450  $     19,582,063
    Licenses                                                  353,319        1,008,975         2,557,903         7,214,532
    Services                                                  851,339        1,062,486         3,081,566         3,500,546
                                                        --------------    -------------    --------------    --------------
Total revenue                                               2,377,153        6,253,906        16,076,919        30,297,141

Cost of Sales
    Hardware                                                  832,733        3,647,109         9,001,813        17,124,655
    Licenses                                                  296,024          879,047         2,218,257         6,121,313
    Services                                                  193,913          569,728         1,082,582         1,259,685
                                                        --------------    -------------    --------------    --------------
Total cost of sales                                         1,322,670        5,095,884        12,302,652        24,505,653
                                                        --------------    -------------    --------------    --------------

        Gross profit                                        1,054,483        1,158,022         3,774,267         5,791,488
                                                        --------------    -------------    --------------    --------------

Operating expenses
    General and administrative                                999,005        1,282,648         3,201,972         3,807,130
    Selling and marketing                                     640,780          732,930         1,632,530         2,118,433
    Research and development                                   33,449           45,200           120,768           149,329
                                                        --------------    -------------    --------------    --------------
        Total operating expenses                            1,673,234        2,060,778         4,955,270         6,074,892
                                                        --------------    -------------    --------------    --------------

        Operating income (loss)                             (618,751)        (902,756)       (1,181,003)         (283,404)
                                                        --------------    -------------    --------------    --------------

Interest expense                                            (220,220)         (91,777)         (460,111)         (431,118)
Other income (expense)                                             --            4,929                --            18,785
                                                        --------------    -------------    --------------    --------------
        Total interest and other income (expense)           (220,220)         (86,848)         (460,111)         (412,333)
                                                        --------------    -------------    --------------    --------------

Income (loss) from continuing operations                    (838,971)        (989,604)       (1,641,114)         (695,737)
Income (loss) from discontinued operations                         --               --                --           (1,208)
                                                        --------------    -------------    --------------    --------------
Net income (loss)                                           (838,971)        (989,604)       (1,641,114)         (696,945)

Cumulative preferred stock dividend                          (22,465)         (38,750)          (67,395)         (116,250)
                                                        --------------    -------------    --------------    --------------

Net income (loss) available to common
    stockholders                                     $      (861,436)  $   (1,028,354)  $    (1,708,509)  $      (813,195)
                                                        --------------    -------------    --------------    --------------

Weighted average number of common shares:
    basic and diluted                                       7,013,853        8,439,577         6,913,451         8,438,756
                                                        --------------    -------------    --------------    --------------

Loss per common share:
    Basic and diluted earnings (loss) per common
        share from continuing operations             $         (0.12)  $        (0.12)  $         (0.25)  $         (0.10)
    Basic and diluted earnings (loss) per common
        share from discontinued operations           $             --  $            --  $             --  $             --
    Net earnings (loss) per common share             $         (0.12)  $        (0.12)  $         (0.25)  $         (0.10)


See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine months ended December 31,
INCREASE (DECREASE) IN CASH                                                           2001                  2000
                                                                                ------------------     ---------------
                                                                                   (unaudited)          (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                       $         (1,641,114)  $        (696,943)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                                   129,989             251,017
          Issuance of warrants for services and interest incurred                              --              12,596
          Issuance of common stock for services rendered                                   35,700                  --
          Changes in:
                Restricted cash                                                           300,000                  --
                Accounts receivable                                                     1,249,672           4,149,414
                Inventory                                                                 172,651           (272,953)
                Prepaid expenses                                                         (15,730)            (77,723)
                Other assets                                                               55,077             255,675
                Accounts payable                                                      (1,103,147)           1,079,228
                Accrued expenses                                                           92,726           (292,830)
                Deferred revenue                                                         (20,207)           (369,339)
                                                                                ------------------     ---------------
                           Total adjustments                                              964,126           4,735,085
                                                                                ------------------     ---------------

Net cash provided by (used in) continuing operations                                    (744,383)           4,038,142
Net cash provided by (used in) discontinued operations                                         --            (27,922)
                                                                                ------------------     ---------------
Net cash provided by (used in ) operating activities                                    (744,383)           4,010,220
                                                                                ------------------     ---------------

Cash flows from investing activities
    Purchase of equipment                                                                (38,160)             (1,928)
                                                                                ------------------     ---------------

Net cash provided by (used in ) investing activities                                     (38,160)             (1,928)
                                                                                ------------------     ---------------

Cash flows from financing activities:
    Net change in lines of credit                                                       (699,150)         (3,752,797)
    Issuance of common stock                                                                   --               5,000
    Issuance of new debt                                                                1,598,240                  --
    Repayment of debt                                                                   (395,783)           (322,556)
                                                                                ------------------     ---------------

Net cash provided by (used in) financing activities                                       503,307         (4,070,353)
                                                                                ------------------     ---------------

Net increase (decrease) in cash                                                         (279,236)            (62,061)

Cash, beginning of period                                                                 310,305             447,910
                                                                                ------------------     ---------------

Cash, end of period                                                         $              31,069  $          385,849
                                                                                ------------------     ---------------

Supplemental statement of cash flow information:
    Cash paid during the period for interest                                $              14,426  $          423,137
    Cash paid during the period for taxes                                                      --                  --

Supplemental disclosure of non-cash activity:
    Warrants issued as deferred financing cost                              $             210,000  $               --
    Issuance of common stock for dividends                                                 32,249                  --

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.  Interim Periods

       The accompanying condensed consolidated financial statements include the accounts of Prologic Management Systems, Inc. (the "Company") and its wholly-owned subsidiary, BASIS, Inc. ("BASIS"). All significant inter-company balances and transactions have been eliminated in consolidation.

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2001. The results of operations for the three and nine-month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As previously reported, the Company has suffered recurring losses from operations and has negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

2.   Discontinued Operations
       As reported in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2000, the Board of Directors authorized the closure of the Company's Great River Systems, Inc. ("GRSI") subsidiary at March 31, 2000, and its subsequent dissolution. As a result, the Company recognized a one-time restructuring charge and a nonrecurring asset impairment charge to goodwill at fiscal year end March 31, 2000. The nonrecurring charges, together with GRSI results of operations, were presented in the Form 10-KSB as "Net Income (Loss) from Discontinued Operations".

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

4.   Line of Credit
       During the quarter ended June 30, 2001, the Company signed a $3,000,000 financing agreement with KBK Financial, Inc. for a line of credit to finance accounts receivable. This credit facility replaced a $5,000,000 credit facility with Coast Business Credit, which matured at March 31, 2001. This new facility provides working capital to support the Company's systems integration operations. The financing agreement with KBK Financial, Inc. contains certain operating and other covenants, including a covenant that requires that the Company's BASIS, Inc. subsidiary maintain a net worth of at least $400,000. At December 31, 2001, the Company was in compliance with this and the other covenants under the agreement. Subsequent to December 31, 2001, the Company provided KBK with written notice of its intent to terminate the financing agreement effective March 31, 2002. As of the date of this filing, there is no outstanding balance or activity under this facility.

       During the quarter ended June 30, 2001, the Company also entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At December 31, 2001, the Company was liable for $353,778 under this agreement.

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

       On April 1, 2001, the Company elected to adopt SFAS 141 and SFAS 142. The Company's previous business combination was accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill was $408,942 and there were no other intangible assets acquired in connection with the business combination. Pursuant to the terms of SFAS 142, the Company ceased amortizing goodwill effective April 1, 2001 and recorded no amortization expense during the nine-month period ending December 31, 2001. The Company has completed its transitional goodwill impairment test pursuant to the provisions of SFAS 142 as of April 1, 2001, and determined that there was no impairment of the asset. Accumulated amortization totaled $975,107 at March 31, 2001.

       If the Company had accounted for its goodwill according to SFAS 142 for all income statement periods presented, the Company's net income (loss) and income (loss) per common share and common share equivalent would have been as follows:


                                                    For the Three Months Ended December 31,

                                                       2001                        2000
                                                  --------------                ------------

Reported net income (loss)                            $(861,436)                $(1,028,354)
Add back:  Goodwill amortization                             --                      52,575
                                                  --------------                ------------
Adjusted net income (loss)                            $(861,436)                  $(975,779)
                                                  ==============                ============

Basic and diluted earnings (loss) per share:
 Reported net income (loss)                              $(0.12)                     $(0.12)
 Goodwill amortization                                        --                         --
                                                  --------------                ------------
 Adjusted net income (loss)                              $(0.12)                     $(0.12)
                                                  ==============                ============


                                                      For the Nine Months Ended December 31,
                                                       2001                          2000
                                                  --------------                ------------

 Reported net income (loss)                         $(1,708,509)                  $(813,195)
 Add back:  Goodwill amortization                             --                    157,727
                                                  --------------                ------------
 Adjusted net income (loss)                         $(1,708,509)                  $(655,468)
                                                  ==============                ============

 Basic and diluted earnings (loss) per share:
  Reported net income (loss)                             $(0.25)                     $(0.10)
  Goodwill amortization                                       --                       0.02
                                                  --------------                ------------
  Adjusted net income (loss)                             $(0.25)                     $(0.08)
                                                  ==============                ============

6.  Property and Equipment

      Property and equipment consists of the following:


                                                 December 31, 2001            March 31, 2001
                                                 -----------------          ----------------

 Furniture and leasehold improvements                   $253,480                    $253,481
 Equipment and software                                  949,025                     910,864
                                                 -----------------          ----------------
          Total property and equipment                 1,202,505                   1,164,345
 Less accumulated depreciation                         (930,798)                   (821,131)
                                                 -----------------          ----------------
           Net property and equipment                   $271,707                    $343,214
                                                 =================          ================

7.  Inventory
       Inventory consists primarily of third-party computer hardware and third-party software products, which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

8.  Long Term Debt
       In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and a due date of April 2, 2002. In the second quarter of fiscal 2002, the Company renegotiated the balance of the note. The new note bears interest at 6% and is due in April 2003. The balance of the new promissory note at December 31, 2001 is approximately $5,885,000 with approximately $178,500 accrued interest at December 31, 2001. The new note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note.

9.   Earnings Per Share
       FASB Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three and nine months ended December 31, 2001 and 2000, potential common stock, consisting of stock options, warrants and convertible preferred stock are excluded from the computation of diluted earnings per share because they are antidilutive.

10.  Related Party Transactions
       During the first quarter of fiscal 2002, the Company borrowed $35,000 from an organization partially owned by an officer and shareholder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The Company provides systems integration services, software development, technology products and related services. The majority of the Company's revenues are generated from systems integration services and related product sales. The Company's services include systems integration, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, network design and connectivity, and security and encryption design and deployment. The Company's software development expertise provides an internal resource for development needs in integration and custom projects. The Company's proprietary products include manufacturing, distribution, and resource tracking software for commercial clients, as well as its e-commerce solutions. The Company's products are not directed to the retail consumer market. For additional information on the combined operating results of the Company and its subsidiaries, see the Consolidated Financial Statements of the Company and Notes thereto, which are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001. The discussion herein should be read in conjunction with and is qualified in its entirety by such Consolidated Financial Statements of the Company and Notes thereto.

         The Company's securities were delisted from both the NASDAQ Stock Market and the Boston Stock Exchange in August 1998. Delisting resulted from the Company's failure to maintain the minimum net tangible asset requirement of the NASDAQ Stock Market. Trading of the Company's securities continue to be conducted on the OTC Bulletin Board or in the non-NASDAQ over-the-counter market. As a result, a holder of the Company's securities may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, purchases and sales of the Company's securities may be subject to Rule 15g-9 (the "Rule") promulgated by the Securities and Exchange Commission (the "SEC"). The Rule imposes various sales practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the Rule may have an adverse effect on the ability of broker-dealers to sell the Company's securities and may affect the salability of the Company's securities in the secondary market.

         The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system. With the Company's securities delisted from the NASDAQ Small Cap Market, they may come within the definition of penny stocks because the trading price of the Company's common stock is currently below the $5.00 per share threshold. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not exempt from the rules, to deliver a standardized document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer prior to effecting the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.


Results of Operations

Three Months Ended December 31, 2001 and 2000
---------------------------------------------

         Net Sales. Net sales for the third quarter of fiscal 2002 were $2,377,153 compared to $6,253,906 for the same period of the prior fiscal year, a decrease of $3,876,753, or approximately 62.0%. The sales decrease was due primarily to the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases during the quarter, and was further aggravated in response to the terrorist attacks and threats on the United States in September 2001. Sales of third party hardware for the period were $1,172,495, a decrease of approximately 72.0% over sales for the same period one year ago of $4,182,445. Sales of software licenses, which included third party licenses as well as proprietary software, were $353,319 for the period, a decrease of approximately 65.0% over sales of $1,008,975 for the third quarter of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $851,339 compared to $1,062,486 for the corresponding period of the previous fiscal year, a decrease of approximately 19.9%. The Company continues to concentrate on sales of services, which carry higher margins than hardware and third party software sales.

         Cost of Sales. Cost of sales was $1,322,670, or 55.6% of total net sales, for the quarter ended December 31, 2001, compared to approximately $5,095,884, or 81.5% of net sales, for the same period of the previous fiscal year. The overall decreased cost of sales was primarily the result of the decline in sales. Gross profit improved significantly from 18.5% for the quarter ended December 31, 2000, to 44.4% for the quarter ended December 31, 2001. This reflects the Company's efforts to offset the overall reduction in sales of third party products by increasing sales of higher-margin services.

         Selling and Marketing. Selling and marketing expenses were $640,780, or 27.0% of net sales, for the three month period ended December 31, 2001, compared to $732,930, or 11.7% of net sales for the same period of the previous fiscal year. The decrease in the amount of expenses is primarily the result of reduced commission expense related to the decrease in sales. The increase, as a percentage of net sales, over the prior period was primarily the result of a decrease in overall sales and the Company's efforts to increase sales by allocating more funds to marketing activities in the third quarter of fiscal 2002. The Company normally expects sales and marketing expenses to generally reflect long-range sales trends rather than short-term sales cycles.

         General and Administrative. General and administrative expenses for the third quarter of fiscal 2002 were $999,004, or 42.0% of net sales, compared to $1,282,648, or 20.5% of net sales, for the third quarter of the previous fiscal year. The decrease in these expenses is attributable to the Company's reduction in operating expenses in response to uncertain economic conditions. The increase, as a percentage of net sales, was primarily the result of the decrease in sales. The Company made reductions in general and administrative expense in the third quarter of fiscal 2002, however, its impact will not be fully reflected in the financial statements until the fourth quarter of fiscal 2002. The Company normally expects general and administrative expenses to generally reflect long-range sales trends rather than short-term sales cycles.

         Research and Development. Research and development expenses were $33,449, or 1.4% of net sales, for the third quarter of fiscal 2002, as compared to $45,200, or 0.7% of net sales, for the same period of the previous fiscal year. Research and development expense is generally related to updates of proprietary software.

         Operating Income (loss). Operating loss for the third quarter of fiscal 2002 was $618,751, or a loss of 26.0% of net sales, versus a loss of $902,756, or 14.4% of net sales, for the same period last year. The operating loss improvement resulted from a decrease in operating expenses in the third quarter of fiscal 2002.

         Interest Expense and Other Income (expense). Interest expense and other expense for the quarter was $220,220, compared to $86,848 for the corresponding period of the prior fiscal year, which was mainly interest related to lines of credit and borrowings. Interest expense in the third quarter of fiscal 2002 was primarily attributable to interest accrued on the $5 million note due April 2003.

         Income Taxes. The Company had no income tax expense for the third quarters of fiscal 2002 and 2001. As of December 31, 2001, the Company had Federal net operating loss carry forwards of approximately $14,500,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Income (loss) from Continuing Operations. Net loss for the quarter ended December 31, 2001 was $838,971, or a loss of approximately $0.12 per share, versus net loss of $989,604, or a loss of approximately $0.12 per share, for the same period of the prior fiscal year. The loss was the result of the decrease in sales resulting from an economic downturn that caused clients to reduce and/or defer hardware and software purchases during the quarter.

         Net Income (loss) from Discontinued Operations. During the fiscal year ended March 31, 2000, the Company discontinued operations of Great River Systems.

         Net Income (loss) including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had a net loss of $838,971, or a loss of approximately $0.12 per share, for the third quarter of fiscal 2002, as compared to net loss of $989,604, or a loss of approximately $0.12 per share, for the same period of the prior fiscal year.


Nine Months Ended December 31, 2001 and 2000
--------------------------------------------

         Net Sales. Net sales for the first nine months of fiscal 2002 were $16,076,919 compared to $30,297,141 for the same period of the prior fiscal year, a decrease of $14,220,222, or approximately 46.9%. The sales decrease was due primarily to the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases during the nine-month period. Sales were also impacted in response to the terrorist attacks and threats on the United States, which began in September 2001. Sales of third-party hardware for the period were $10,437,450, a decrease of approximately 46.7% over sales for the same period one-year ago of $19,582,063. Sales of software licenses, which included third party licenses as well as proprietary software, were $2,557,903 for the period, a decrease of approximately 64.5% over sales of $7,214,532 for the first nine months of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $3,081,566 compared to $3,500,546 for the corresponding period of the previous fiscal year, a decrease of approximately 12.0%. The Company continues to concentrate on sales of services, which carry higher margins than hardware and third party software sales.

         Cost of Sales. Cost of sales was $12,302,652, or 76.5% of total net sales, for the nine months ended December 31, 2001, compared to approximately $24,505,653, or 80.9% of net sales, for the same period of the previous fiscal year. The overall decreased cost of sales was primarily the result of the decline in sales. Gross profit improved from 19.1% for the nine months ended December 31, 2000, to 23.5% for the nine months ended December 31, 2001. This reflects the Company's efforts to offset the increasing cost of third party products by increasing sales of higher-margin services.

         Selling and Marketing. Selling and marketing expenses were $1,632,530, or 10.2% of net sales, for the nine months ended December 31, 2001, compared to $2,118,433, or 7.0% of net sales for the same period of the previous fiscal year. The decrease in the amount of expenses is primarily the result of decreased sales. The increase, as a percentage of net sales, over the prior period was primarily the result of a decrease in overall sales and the Company's efforts to increase sales by allocating more funds to marketing activities in the first nine months of fiscal 2002. The Company normally expects sales and marketing expenses to generally reflect long-range sales trends rather than short-term sales cycles.

         General and Administrative. General and administrative expenses for the first nine months of fiscal 2002 were $3,201,972, or 20.0% of net sales, compared to $3,807,130, or 12.6% of net sales, for the same period of the previous fiscal year. The decrease in these expenses is attributable to the Company's reduction in operating expenses in response to uncertain economic conditions. The increase, as a percentage of net sales, was primarily the result of the decrease in sales. The Company made reductions in general and administrative expense in the first nine months of fiscal 2002, with the most significant reductions made in the last three months of the period. The Company normally expects general and administrative expenses to generally reflect long-range sales trends rather than short-term sales cycles.

         Research and Development. Research and development expenses were $120,768, or 0.8% of net sales, for the nine months ended December 31, 2001, as compared to $149,329, or 0.5% of net sales, for the same period of the previous fiscal year. Research and development expense is generally related to updates of proprietary software.

         Operating Income (loss). Operating loss for the nine months ended December 31, 2001 was $1,181,003, or a loss of approximately 7.3% of net sales, versus a loss of $283,404, or 0.9% of net sales, for the same period last year. The operating loss resulted from the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases.

         Interest Expense and Other Income (expense). Interest expense and other expense for the nine months ended December 31, 2001 was $460,111, compared to $412,333 for the corresponding period of the prior fiscal year, which was mainly interest related to lines of credit and borrowings. Interest expense in the nine months ended December 31, 2001 was comprised of approximately $178,000 in accrued interest on the $5 million note due April 2003.

         Income Taxes. The Company had no income tax expense for the first nine months of fiscal 2002 and 2001. As of December 31, 2001, the Company had Federal net operating loss carry forwards of approximately $14,500,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Income (loss) from Continuing Operations. Net loss for the nine months ended December 31, 2001 was $1,641,114, or a loss of approximately $0.25 per share, versus net loss of $695,737, or a loss of approximately $0.10 per share, for the same period of the prior fiscal year. The loss was the result of the decrease in sales resulting from an economic downturn that caused clients to reduce and/or defer hardware and software purchases during the nine month period.

         Net Income (loss) from Discontinued Operations. During the fiscal year ended March 31, 2000, the Company discontinued operations of Great River Systems. The loss related to the discontinuance of the subsidiary was $0 for the first nine months of fiscal 2002 as compared to a loss of $1,208 for the same period of the prior fiscal year.

         Net Income (loss) including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had a net loss of $1,641,114, or a loss of approximately $0.25 per share, for the first nine months of fiscal 2002, as compared to net loss of $696,945, or a loss of approximately $0.10 per share, for the same period of the prior fiscal year.


Liquidity and Capital Resources

         At December 31, 2001, the Company had a working capital deficit of approximately $1,738,000 versus a deficit of approximately $1,876,000 at March 31, 2001. As a result of the working capital deficit at March 31, 2001 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at December 31, 2001 was $31,069.

         Cash used in operations during the nine months ended December 31, 2001 was $744,383, primarily due to operating loss during the period. Cash provided by operations during the nine months ended December 31, 2000 was $4,010,220, primarily attributable to increased collections on accounts receivable during the period. Cash used in investing activities was $38,160 at December 31, 2001 and $1,928 at December 31, 2000. Cash provided by financing activities for the nine months ended December 31, 2001 was $503,307, which was primarily due to increased borrowings during the period. Cash used in financing activities for the nine months ended December 31, 2000 was $4,070,353, primarily attributable to reductions in the line of credit and repayment of debt during the period.

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

         During the quarter ended June 30, 2001, the Company signed a $3,000,000 financing agreement with KBK Financial, Inc. for a line of credit to finance accounts receivable. This credit facility replaced a $5,000,000 credit facility with Coast Business Credit, which matured at March 31, 2001. This new facility provides working capital to support the Company's systems integration operations. The financing agreement with KBK Financial, Inc. contains certain operating and other covenants, including a covenant that requires that the Company's BASIS, Inc. subsidiary maintain a net worth of at least $400,000. At December 31, 2001, the Company was in compliance with this and the other covenants under the agreement. Subsequent to December 31, 2001, the Company provided KBK with written notice of its intent to terminate the financing agreement effective March 31, 2002. As of the date of this filing, there is no outstanding balance or activity under this facility.

         During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. The agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At December 31, 2001, the Company was liable for $353,778 under this agreement.

         During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company's trade payables to the vendor into a promissory note. The promissory note included interest at 11%, and the Company is currently negotiating new payment terms. At December 31, 2001, the principal balance was approximately $723,000.

         During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 of our shares being cancelled, and $100,000 in settlement expense cost reimbursement to Sunburst, of which, $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of December 31, 2001, the principle balance of this note remains $75,000.

         In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and a due date of April 2, 2002. In the second quarter of fiscal 2002, the Company renegotiated the balance of the note. The new note bears interest at 6% and is due in April 2003. The balance of the new promissory note at December 31, 2001 is approximately $5,885,000 with approximately $178,500 accrued interest at December 31, 2001. The new note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note.

         During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principle was repaid. The interest rate on the notes is 2% per month. As of December 31, 2001, the remaining principle balance on these notes, which is currently due, was $107,000.

         At December 31, 2001, the Company had current debt obligations, or debt that will become due within twelve months, of $1,333,569. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity, debt financing, or deferment of debt repayment to maintain current operations and service current debt. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing. The Company has no commitments at this time from third parties for any such financing.

         During the nine months ended December 31, 2001, the Company purchased approximately $38,000 of capital equipment and software.

Plan of Operations

         The Company's improved performance in fiscal 2001 began losing momentum in fiscal 2002 with the general economic downturn, and was further aggravated by the terrorist attacks and threats that began in September 2001. In response, the Company's management implemented more aggressive plans to reduce operating costs, increase service sales, and other strategies to minimize the impact on revenues as clients took an increasingly conservative position on hardware and software spending. The Company will continue to reduce expenses wherever practicable and focus on securing service revenues, which have not been as susceptible to market conditions as the demand for computer hardware and software.

         In addition, the Company is considering the acquisition of one or more systems integration/high technology service companies in other regions of the United States to increase its market coverage, sales and profitability. In conjunction with any acquisition(s), the Company would need to raise equity capital to provide additional working capital for the consolidated entity. The Company has no commitments at this time from third parties for any such acquisition(s) or financing.

The Company May Face Interruption Of Production And Services Due To Increased Security Measures In Response To Terrorism

         Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

         On April 1, 2001, the Company elected to adopt SFAS 141 and SFAS 142. The Company's previous business combination was accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill was $408,942 and there were no other intangible assets acquired in connection with the business combination. Pursuant to the terms of SFAS 142, the Company ceased amortizing goodwill effective April 1, 2001 and recorded no amortization expense during the nine-month period ending December 31, 2001. The Company has completed its transitional goodwill impairment test pursuant to the provisions of SFAS 142 and determined that there was no impairment of the asset.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

         Management's discussion and analysis in this Form 10-QSB should be read in conjunction with the audited Consolidated Financial Statements as filed in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001. Except for the historical information contained herein, the matters discussed in this Form 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors, and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

PART II.  Other Information

Item 1.  Legal Proceedings

         There have been no material developments in the matter, Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999, previously reported in the Company's report on 10-QSB for the quarter ended September 30, 2001.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote by Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 10QSB

         A.  Exhibits:
             None.

         B.  Reports:
             No reports on Form 8-K were filed during the quarter ended December 31, 2001.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIC MANAGEMENT SYSTEMS, INC.


  DATED: February 8, 2001                   By: /s/  James M. Heim
                                                --------------------------------
                                                James M. Heim
                                                Chief Executive Officer,
                                                Principal Financial and
                                                Accounting Officer

                                            By: /s/  Richard E. Metz
                                                --------------------------------
                                                Richard E. Metz
                                                Executive Vice President