Form 10KSB
period 2002-03-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2002-06-24
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2002.

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $19,451,541.

As of May 30, 2002, the aggregate market value of 5,393,863 shares of voting stock held by non-affiliates of the issuer (calculated using the reported closing sale price of the common stock on the OTC Bulletin Board) was $970,895. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

Number of shares of common stock outstanding on March 31, 2002 was 7,014,591.

Transitional Small Business Disclosure Format: Yes [ ]; No [X].

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

RECENT DEVELOPMENTS

Acquisition of Assets from Solid Systems, Inc.

         On June 15, 2002, the Company closed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four (4) additional offices and associated personnel and equipment, from Solid Systems, Inc, an information technology service provider. The offices are located in Dallas, Austin and Houston, Texas, and in New Orleans, Louisiana. The Company intends to continue the systems integration and maintenance business under the name of Solid Systems.

         Pursuant to the agreement, Solid Systems Inc. assets were sold and transferred to the Company in consideration for the assumption of liabilities. Assets totaling approximately $1,300,000 included: accounts receivable, prepaid maintenance contracts and prepaid expenses, computer equipment, and office equipment and furniture. The Company intends to use the equipment and office space it acquired from Solid Systems to continue the systems integration and enterprise services business. Liabilities totaling approximately $1,300,000 included: accounts payable, accrued expenses, deferred revenue and sales tax expense.

         In the transaction, the Company also acquired the rights to the Solid Systems Inc. mark, the solidsystems.com domain name and Solidstor mark. The Company assumed lease agreements for its Austin, Dallas and New Orleans locations. The Austin office leases 2,400 square feet of office space under a lease that expires in May 2004. The Dallas office leases 2,053 square feet of office space under a lease that expires in October 2002. The New Orleans office leases 2,400 square feet of office space under a lease that expires May 2004. The office lease for the Houston office has expired, and the Company is currently in the process of securing new office space for this location.

         As it is impracticable for the Company to include audited historical financial statements within the 15-day period, the Company will file such financial statements under an extension by August 29, 2002.


ITEM 1. BUSINESS

GENERAL

         Prologic Management Systems, Inc. is an Arizona corporation founded in 1984. The Company is a commercial systems integration, professional services and software development firm, specializing in high-availability, fully integrated systems. The Company's BASIS, Inc. subsidiary, headquartered in Emeryville, California, provides systems integration services, networking services, security and database software for the commercial market. The Company's Tucson office, which also serves as its corporate headquarters, provides professional services, including process improvement consulting services, software development services, and support services for its clients in the manufacturing industry.

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

         Prologic Distribution. The Prologic Distribution application software suite includes software tools to assist in the management of product distribution, business forecasting and planning for product fulfillment and distribution. Prologic Distribution was designed to help customers reduce inventory carrying costs and improve customer service. Inventory forecasts provide management with complete reporting tools including seasonality and multi-warehouse reporting for reducing warehousing and distribution costs. In addition, a full history by location is maintained on-line to enable management to track product demand by location and to further facilitate customer service. Prologic Distribution can be used in conjunction with Prologic Electronic Data Interchange software and Prologic Data Collection software.

         Since 1996, the vast majority of the Company's operating revenues in each fiscal year have been generated by the Company's BASIS, Inc. subsidiary from the sale of systems integration hardware products and sales of related software products, integration services and other professional services. The Company's other activities, including sales of e-commerce solutions and sales of its proprietary software products and related services, contribute substantially less to overall operating revenues. The Company continues to focus on increasing sales of its systems integration services, which have a higher margin than sales of computer hardware.

         Sales of the Company's professional services have represented an increasingly important percentage of gross margins. During the Company's fiscal year ended March 31, 2002, 55.88% of the Company's total gross margin was generated by professional services and 9.84% by sales of related third-party software licenses. During the same fiscal year, 34.28% of the Company's gross margin was generated by hardware sales, which have materially lower margins than sales of professional services, systems integration services or proprietary software.


MARKETING AND DISTRIBUTION

         The Company's strategic marketing efforts are directed by its corporate office in Tucson in conjunction with the Company's BASIS, Inc. subsidiary that provides direct sales and marketing management. The Company's primary objective is to emphasize its commercial systems integration expertise and promote the sale of professional services to increase the Company's overall margins and competitive advantage. To achieve this goal, the Company attempts to market its high quality, higher margin services to its existing customer base, develop new corporate accounts in targeted geographical areas and expand and develop strategic relationships with various companies that sell products within the systems integration market. The Company has joint marketing relationships with leading industry vendors and will continue to offer its systems integration expertise. The Company currently resells products from or has marketing agreements with Advanced Digital Information Corporation, GE Access, Check Point Software Technologies Ltd., Cisco Systems, Inc., Oracle Corporation, Protegrity, Resonate, Inc., SJ Technologies, Sun Microsystems, Inc., and VERITAS Software Corporation.

         During fiscal 2001, the Company's BASIS subsidiary initiated a marketing campaign designed to enhance its presence in the Silicon Valley through the use of cooperative marketing funds provided by multiple vendors. Although the Company significantly reduced marketing expenditures in fiscal 2002, it continues to execute its marketing strategies to enhance its regional presence and increase sales.

         The Company has established sales and/or integration offices in Tucson, Arizona (Prologic), Scottsdale, Arizona (BASIS), Emeryville, California (BASIS), and Portland, Oregon (BASIS) to offer proximity to its customer and vendor base. The Company also has sales and integration offices in Dallas, Austin, and Houston, Texas, and in New Orleans, Louisiana (See Part I, Recent Developments, Acquisition of Assets from Solid Systems, Inc.). The Company believes that there are sufficient numbers of qualified potential employees in all areas where the Company has offices to support the expansion of the Company's services and its customer base in accordance with the Company's long-range business plan.


GROWTH STRATEGY

         The Company's strategy is to grow its revenue both by increasing its systems integration services within its customer base at existing Company locations, and by expanding its sales force on a regional basis into new customer relationships that can be served initially by the technical resources located at existing locations.

         As new customers are secured, the Company's focus will turn to developing higher gross margins. This will be accomplished primarily through the sale of systems integration and professional consulting services. Management believes that higher margins, if achieved, will enable the Company to internally fund the growth of the operations to take advantage of the significant growth opportunities that exist in the market.

         The Company believes that an internal growth strategy is the most cost-effective avenue of growth for the Company. However, due to limited working capital, growth of the Company's operations will, for the foreseeable future, depend principally upon the Company's ability to generate growth internally while expanding, or at least maintaining, its operating margins.


COMPETITION

         The systems integration and computer software industries are highly competitive, include participants from a variety of market segments, are subject to rapid change and have low barriers to entry. The competition in systems integration services includes mid-level and regional systems integrators, international, national and regional accounting firms, the service groups of computer equipment companies, contract programming companies, facilities management companies and general management consulting firms. Among the more recognizable participants in the market are Accenture, Cambridge Technology Partners, Computer Sciences Corporation, PricewaterhouseCoopers, Electronic Data Systems Corporation, IBM Global Services, and Technology Solutions Corporation. The Company believes it competes favorably with these systems integrators in the areas and level of responsiveness, regional and national vendor contacts, and its dedication to maintaining up-to-date certification standards to provide its clients with a higher standard of customer service.

         Many participants in the software development and systems integration businesses have significantly greater financial, technical, and marketing resources than does the Company. The Company expects that competition in the services industry could increase in the future, partly due to low barriers of entry. Increased competition has and could continue to result in price reductions, reduced margins, or loss of market share for the Company and greater competition for qualified technical personnel. There can be no assurance that the Company will be able to compete successfully against current and future competitors. If the Company is unable to compete effectively, or if competition among information technology services companies results in a deterioration of market conditions for information technology services companies, there could be a material adverse effect on the Company.


DEPENDENCE UPON LIMITED SUPPLY OF SALES, MANAGEMENT AND TECHNICAL PERSONNEL

         The Company believes that its ability to compete successfully depends in part on a number of factors outside of its control, including the ability of its competitors to hire, retain and motivate a large number of sales personnel, technicians and managers, and the development by others of competitive services and software. The Company's Management believes that one of its principal long-term challenges is to identify and hire effective sales and project managers and skilled technical personnel, and to focus its efforts on the marketing and sales of professional services and proprietary software products, both through the Company's systems integration subsidiary and through direct sales. Many participants in the professional services, systems integration and software development businesses have significantly greater financial, technical, and marketing resources than does the Company.


SOURCES OF PRODUCTS AND UNDERLYING TECHNOLOGY

         The principal products used in the Company's systems integration projects include third-party computer hardware and software. As of June 2002, the Company has not experienced any material difficulties or delays in meeting customer shipments. While alternate independent suppliers for such products are available, the Company is reliant upon licensing and marketing agreements with the product manufacturers.

         The Company's primary supplier, GE Access, is a master distributor for Sun Microsystems and numerous other hardware and software manufacturers. GE Access-distributed products accounted for approximately 89.6% of the Company's fiscal 2002 product purchases and 87.7% of product purchases in fiscal 2001. In fiscal 2000, the Company extended its distribution agreement with GE Access an additional three (3) years. GE Access currently allows the Company to purchase goods on open credit under a program that allows the Company to assign client proceeds from sales of products directly to GE Access. At March 31, 2002, the Company had assigned $2,496,126 in receivables to the lender, and was liable for $278,857 under the agreement. The credit with this supplier is based on the credit worthiness of our clients under the AOP program.

         In December 2000, the Company signed a $5 million note, converting approximately $5 million in accounts payable to a key lender into installment debt. The note was renegotiated in fiscal 2002 and included warrants to purchase an aggregate of 700,000 shares of common stock at $0.75 per share, expiring in fiscal 2007. The new note, due April 14, 2003, bears interest at 6%, and requires the Company to make monthly payments of 40% of its available net cash flow each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. At March 31, 2002, the balance of the new promissory note was approximately $6,385,000, and accrued interest was approximately $265,800.

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


DEPENDENCE UPON LIMITED NUMBER OF CUSTOMERS

         The Company's five largest clients in the fiscal year ended March 31, 2002 accounted in the aggregate for 51.10% of total revenues (and individually accounted for 28.18%, 7.85%, 6.74%, 4.38% and 3.95% of total revenues, respectively) and in fiscal 2001, the five largest clients accounted in the aggregate for 53.15% of total revenues (and individually accounted for 17.41%, 12.907%, 11.24%, 6.07% and 5.54% of total revenues, respectively). Based upon the significant capital expenditure usually associated with the initial purchase of the systems which the Company integrates for its customers, and because these systems purchases generally are not recurring expenses by the same customer, it is unlikely that the revenue from any individual customer that has accounted for significant revenues in past periods will continue to represent a significant portion of future period revenues. As a result, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of systems integration orders received.

         From time to time, the Company, in the ordinary course of its systems integration business, enters into agreements to provide professional services to customers in connection with the development of certain product features and enhancements. Such agreements provide for payment of specified fees as services are provided and payments as development milestones are attained. Other than with respect to such agreements, none of the Company's customers are contractually obligated to license or purchase additional products or services from the Company.

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


PRODUCT DEVELOPMENT

         The market for computer products and related services is characterized by rapid technological developments and changes in customer requirements. As a result, the Company's success will depend in part on its ability to continue to evaluate third party products and to introduce in a timely manner new products that keep pace with technological advances and respond to rapidly changing customer requirements. The life cycle of a product is dependent in part on timely updates to keep pace with technological advances and the needs of its customers. The Company seeks to evaluate all of the products it markets, typically on an annual basis, but there can be no assurance that any enhancements or new products will adequately address the changing needs or gain the acceptance of the marketplace.

EMPLOYEES

         As of March 31, 2002, the Company had approximately 38 full-time employees, including 15 in technical services, 13 in sales and marketing and 10 in finance and administration. The Company's Tucson office employed 14 full-time employees, and the Company's BASIS, Inc. subsidiary had 24 full-time employees and 1 part-time employee. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

         The Company's headquarters are located in Tucson, Arizona in a leased office consisting of approximately 12,178 square feet. The lease expires September 2004.

         BASIS leases 10,700 square feet of office space in Emeryville, California, under a month-to-month lease. BASIS' Portland, Oregon site leased 2,672 square feet of office space under an extended lease that expired March 2002. BASIS also leases 132 square feet of office space in Scottsdale, Arizona, under a short-term lease that expired May 31, 2002.

         If the Company were to require additional or alternate space within the next twelve months, the Company believes that space sufficient to meet its requirements will be available on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS

         As previously reported, on August 1, 2000, certain holders of the Company's Series B Convertible Preferred Stock filed an action in the Arizona Superior Court, Pima County (Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999). In the complaint, Plaintiffs allege that certain conditions affecting the Series B Preferred Stock conversion rate were not timely met, or not met at all, resulting in rights to convert Series B Preferred shares into a substantially greater number of shares of the Company's common stock than originally specified. Although the exact number of shares of common stock is unspecified, the Company believes that judgment in favor of the Plaintiffs might result in conversion rights involving up to 5,837,049 shares of common stock. The Plaintiffs also request a judgment declaring whether the Company's Series C Convertible Preferred Stock (which has conversion rights and conversion rates identical to those of the Series B Preferred Stock) was validly issued. The Company maintains, as previously reported, that the conditions were met by December 31, 1999, and has filed a counterclaim against the Plaintiffs, petitioning the court to, amongst other things, affirm the Company's position and deny the Plaintiffs' claims.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company completed its initial public offering on March 15, 1996 at a price of $5.00 per share of Common Stock and $0.125 per Warrant (each warrant entitling the holder to purchase one share of common stock at an exercise price of $6.00). The Company's common stock warrants expired unexercised in the fiscal year ended March 31, 1999. The Company's securities were delisted from trading on the NASDAQ Small Cap Market and the Boston Stock Exchange in August 1998, following which trading of the Company's common stock has continued to be conducted on the non-NASDAQ over-the-counter ("OTC") market, under the symbol PRLO. Trading of the Company's common stock in the OTC market has been sporadic and generally at very low reported daily volumes. Until recently when the Company's stock began trading on the OTC Bulletin Board, there had been no active market for the Company's common stock since it was delisted from the NASDAQ Small Cap Market in August 1998.

         The table below represents the high and low bid prices for the Company's common stock, as reported by the National Quotation Bureau, from June 30, 2000 through March 31, 2002. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

                                                                   Common Stock
         Quarter Ended                                        High              Low
         -------------                                      ---------         --------
         June 30, 2000                                        $0.80             $0.30
         September 30, 2000                                   $0.51             $0.31
         December 31, 2000                                    $0.45             $0.12
         March 31, 2001                                       $0.40             $0.13
         June 30, 2001                                        $0.65             $0.20
         September 30, 2001                                   $0.65             $0.36
         December 31, 2001                                    $0.36             $0.21
         March 31, 2002                                       $0.21             $0.11


         As of April 30, 2002, there were 200 shareholders of record of the Company's common stock. The Company has neither declared nor paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. During the fiscal year ended March 31, 2002, dividends totaling 56,535 shares of common stock valued, in the aggregate, at $32,675 were paid to holders of the Company's Series B Preferred Stock and Series C Preferred Stock. In the prior fiscal year, the Company issued dividends totaling 100,671 shares of common stock valued, in the aggregate, at $100,113 to holders of the Company's Series B Preferred Stock and Series C Preferred Stock.

Recent Sales of Unregistered Securities

Fiscal Year Ended March 31, 2002

1. During the fiscal year ended March 31, 2002, the Company issued dividends totaling 56,535 shares of common stock to holders of the Company's Series B and Series C Preferred Stock in a transaction exempt from registration.

2. During the fiscal year ended March 31, 2002, the Company issued 100,000 shares of common stock as consideration for consulting services rendered by an individual in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

3. During the fiscal year ended March 31, 2002, the Company issued warrants to purchase an aggregate of 700,000 shares of common stock to a key lender as consideration in connection with the renegotiation of its $5 million note in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The exercise price is $0.75 per share of common stock, and the warrants expire in fiscal 2007.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

         The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the vendor to the end user, or when shipped from the Company, whichever is appropriate Title transfers FOB shipping point. Revenue is recognized on sales of third-party maintenance agreements upon receipt of the billing invoice from the vendor at which time the Company retains no further obligation to the customer or vendor. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts.

Impairment of Long Lived Assets

         In assessing the recoverability of long lived assets, including goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.


RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2002 TO FISCAL 2001

         Revenues. Total revenue decreased by 48.5% for the fiscal year ended March 31, 2002 to $19,451,541 from $37,756,351 for the previous fiscal year. Sales of third party hardware decreased by 52.7% to $11,740,946 from $24,842,295 for the fiscal year ended March 31, 2001; sales of third party software licenses decreased by 63.4% to $3,140,390 from $8,581,053 for the fiscal year ended March 31, 2001; and sales of professional services increased by 5.5% to $4,570,205 from $4,333,003 for the prior fiscal year. The sales decrease was due primarily to the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases during the year, and was further aggravated in response to the terrorist attacks and threats on the United States which began in September 2001. The Company continues to concentrate on sales of services, which carry higher margins than hardware and third party software sales.

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

         Cost of Sales. Cost of sales decreased 51.3% to $15,065,476, or 77.5% of total revenue, for the fiscal year ended March 31, 2002, from $30,939,608, or 81.9% of total revenue, for the fiscal year ended March 31, 2001. The overall decreased cost of sales was primarily the result of the decline in sales. The decrease as a percentage of total revenue was due to the change in sales mix to a higher percentage of professional services, which carry a higher margin than hardware sales. The cost of hardware sales as a percentage of hardware sales decreased to 87.2%, or $10,237,315, from 88.8%, or $22,060,121, for the fiscal year ended March 31, 2001. The cost of professional services, software and third party licenses decreased to $4,828,161 for the fiscal year ended March 31, 2002, from $8,879,487 for the fiscal year ended March 31, 2001. Professional services costs were 46.4% of service revenue in fiscal 2002 as compared to 84.7% of service revenue in fiscal 2001. The cost of sales for software licenses was 86.3% of license revenue in fiscal 2002 as compared to 84.7% in fiscal 2001.

         The increase in the cost of software was the result of competition as the Company's BASIS subsidiary pursued expanding its client base; initial sales contain a lower component of services and are therefore more susceptible to pricing pressures in the database software market. The Company expects this general industry trend to continue. However, as the Company increases sales of professional services to these newer clients following the initial installation phase, the impact of competitive pressures associated with computer hardware and software sales should diminish. The Company anticipates that its overall margin will improve as sales of professional services become a larger percentage of total revenue.

         Gross Profits. Gross profit decreased 35.7% to $4,386,065 for the fiscal year ended March 31, 2002, from $6,816,743 for the fiscal year ended March 31, 2001. Gross margin increased to 22.5% in the fiscal year ended March 31, 2002 from 18.1% for the fiscal year ended March 31, 2001, due principally to an increase in sales of services in fiscal 2002, which carry higher margins than hardware sales.

         The Company believes that it will continue to see gross profit erode in the systems integration market for hardware sales. Accordingly, the Company's strategy is to continue to increase the sales of professional services and software products and associated services. If the Company is successful in increasing sales of professional services and software increase in relation to the sales of hardware, the Company expects to see favorable changes in its results of operations in future periods.

         General and Administrative. General and administrative expenses were $4,412,855, or 22.7% of total revenue, for the fiscal year ended March 31, 2002, as compared to $5,375,680, or 14.2% of total revenue, for the same period of the prior fiscal year. The decrease in these expenses is attributable to the Company's reduction in operating expenses in the second half of fiscal 2002 in response to uncertain economic conditions. The increase, as a percentage of net sales, was primarily the result of the decrease in sales. The Company normally expects general and administrative expenses to generally reflect long-range sales trends rather than short-term sales cycles.

         Selling and Marketing. Selling and marketing expenses were $1,679,735, or 8.6% of total revenue, for the fiscal year ended March 31, 2002, as compared to $2,514,968, or 6.7% of total revenue, for the same period of the prior fiscal year. The decrease in the amount of expenses is primarily the result of reduced commission expense related to the decrease in sales. The increase, as a percentage of net sales, over the prior period was primarily the result of a decrease in overall sales and the Company's efforts to increase sales by allocating more funds to marketing activities to stimulate sales in fiscal 2002.

         Research and Development. For the fiscal year ended March 31, 2002, the Company incurred approximately $149,924 of research and development expense, compared to $194,797 for the fiscal year ended March 31, 2001. Research and development expense included development expenses related to enhancing the Company's application software products and providing clients with e-commerce capabilities in business-to-business operations.

         Operating Loss. The Company's loss from operations was $1,856,449, or a loss of 9.5% of total revenue, for the fiscal year ended March 31, 2002, as compared to a loss of $1,268,702, or a loss of 3.4% of total revenue, for the same period of the prior fiscal year. The operating loss resulted from the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases.

         The Company expects that operating results will fluctuate as a result of a number of factors, including but not limited to: the availability to the Company of capital adequate to support it's current and anticipated levels of sales; the ability to attract and retain highly skilled technical, managerial and sales and marketing personnel; the timing of new product and service introductions by the Company, by vendors whose products the Company resells to its customers, as well as by its competitors; changes in the Company's level of operating expenses, including the Company's marketing and promotional programs; the size and timing of customer orders for its products or services, development, production or quality problems on the part of the Company or its suppliers; the payment of support and maintenance fees; competition in the computer software market; and the general state of the global and national economies. The market demand for the Company's products and services can be significantly affected by uncertain economic cycles. Many of the factors that may affect the Company's operating results and demand for products and services based on its technologies cannot be predicted, may not exhibit a consistent trend, or are substantially beyond the Company's control. Fluctuations in operating results can also be expected to result in volatility in the price of the Company's common stock.

         Interest Expense. The Company incurred $661,358 in interest expense during the fiscal year ended March 31, 2002 as compared to $652,625 for the same period of the prior fiscal year. Interest expense is on both long-term and short-term debt.

         Income Taxes. The Company had no income tax expense for the years ended March 31, 2002 and 2001. As of March 31, 2002, the Company had federal net operating loss carryforwards of approximately $16,230,000 (see Note 7 of the Consolidated Financial Statements for a further discussion of the loss carryforwards). The utilization of net operating loss carryforwards may be significantly limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.S. Treasury regulations thereunder.

         Net Loss for Continuing Operations. The Company had a net loss of $2,517,807, or $0.37 per share, for the fiscal year ended March 31, 2002, as compared to a loss of $1,897,901, or $0.25 per share, for the same period of the prior fiscal year.

         Net Loss from Discontinued Operations. During the fiscal year ended March 31, 2000, the Company discontinued operations of its Great River Systems, Inc subsidiary. The loss related to the discontinuance of the subsidiary was $0 in the fiscal year ended March 31, 2002 as compared to $15,070 for same period of the prior fiscal year.

         Net Loss including Discontinued Operations. Including charges related to the discontinuance of the Great River Systems subsidiary, the Company had a net loss of $2,517,807, or $0.37 per share, for the fiscal year ended March 31, 2002, as compared to a net loss of $1,912,971, or $0.25 per share, for the same period of the prior fiscal year.

Liquidity and Capital Resources

         At March 31, 2002, the Company had a working capital deficit of approximately $1,982,000 versus a deficit of approximately $1,876,000 at March 31, 2001. The cash balance at March 31, 2002 was $81,280. As a result of the working capital deficit and recurring losses, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

         Cash provided by operations for the fiscal year ended March 31, 2002 was approximately $477,000 compared to cash provided by operations of approximately $4,309,000 in fiscal 2001. The decrease in fiscal 2002 was primarily due to an increased operating loss during fiscal 2002 and increased collections on accounts receivable during fiscal 2001. Cash used in investing activities was approximately $28,000 for the fiscal year ended March 31, 2002 versus approximately $76,000 for the fiscal year ended March 31, 2001. The decrease was due to reduced capital expenditures during fiscal 2002. Cash used in financing activities for the fiscal year ended March 31, 2002 was approximately $679,000, compared to approximately $4,370,000 for the fiscal year ended March 31, 2001. The decrease resulted primarily from cash provided under an assignment of proceeds agreement and reductions in payments on the Company's line of credit during fiscal 2002.

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

         During fiscal 2002, the Company signed a $3,000,000 financing agreement with KBK Financial, Inc. for a line of credit to finance accounts receivable. This credit facility replaced a $5,000,000 credit facility with Coast Business Credit, which matured at March 31, 2001. The financing agreement with KBK Financial was to provide working capital to support the Company's systems integration operations. The Company terminated the financing agreement effective March 31, 2002, at which time there was no outstanding balance or activity under the facility.

         During fiscal 2002, the Company entered into a financing agreement with a key lender. Under this assignment of proceeds ("AOP") agreement, the Company receives an immediate partial advance on all sales and immediately assigns the proceeds to the lender. The proceeds are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At March 31, 2002, the Company had assigned $2,496,126 in receivables to the lender, and was liable for $278,857 under the agreement.

         During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company's trade payables to the vendor into a promissory note. The promissory note included interest at 11% and was payable in monthly installments of $37,500 through September 2000, and $50,000 through November 2000. The remaining principal balance of approximately $575,000 was due in full on December 31, 2000. At March 31, 2002, the outstanding principal balance was approximately $723,000. As of March 31, 2002, this note is past due and the Company is currently negotiating new terms on the outstanding balance.

         During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in the cancellation of 1,959,972 of the Company's common shares, and $100,000 in settlement expense cost reimbursement to Sunburst, of which, $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of March 31, 2002, the principal balance of $75,000 is past due.

         In December 2000, the Company signed a $5 million note, converting approximately $5 million in accounts payable to a key lender into installment debt. The note was renegotiated in fiscal 2002 and included warrants to purchase an aggregate of 700,000 shares of common stock at $0.75 per share, expiring in fiscal 2007. The new note, due April 14, 2003, bears interest at 6%, and requires the Company to make monthly payments of 40% of its available net cash flow each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. At March 31, 2002, the balance of the new promissory note was approximately $6,385,000, and accrued interest was approximately $266,000.

         In fiscal 1997, the Company borrowed $100,000 with an interest rate of 8% and a scheduled maturity date of June 30, 1997. Subsequently, the maturity date was extended with a revised interest rate of 2% per month plus 10,000 shares per month of restricted common stock. During fiscal 2000, the Company issued 120,000 shares of common stock as interest towards the note. In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component. The replacement note is unsecured, in the amount of $164,500, which includes interest and expenses previously accrued, and bears interest at 3% per month. As of March 31, 2002, the remaining balance of this note, including principal and interest, was $25,127.

         During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principal was repaid. The interest rate on the notes is 2% per month. As of March 31, 2002, the remaining principal balance on these notes, which are currently due, was $108,000.

         At March 31, 2002, the Company had current debt obligations, or debt that will become due within twelve months, of $1,369,449. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity or debt financing to maintain current operations, service current debt, and assure its ability to achieve its plans for current and future expansion. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing.

         At March 31, 2002, the Company owed approximately $588,000 in prior sales tax. The Company has negotiated monthly payments on this outstanding balance and is making payments according to the schedule. The Company is remitting sales taxes on a timely basis on current sales and is current on all other tax obligations.

         During fiscal 2002, the Company purchased $27,579 in capital equipment and software.


Plan of Operations

         The Company's improved performance in fiscal 2001 lost momentum in fiscal 2002 with the general economic downturn, and was further aggravated by the terrorist attacks and threats that began in September 2001. In response, the Company's management implemented more aggressive plans in fiscal 2002 to reduce operating costs, increase service sales, and other strategies to minimize the impact on revenues as clients took an increasingly conservative position on hardware and software spending. The Company will continue to reduce expenses wherever practicable and focus on securing service revenues, which have not been as susceptible to market conditions as the demand for computer hardware and software.

         In addition to the Company's expansion into Texas and Louisiana (See
Part I, Recent Developments, Acquisition of Assets from Solid Systems, Inc.), the Company is considering the acquisition of one or more systems integration/high technology service companies in other regions of the United States to increase its market coverage, sales and profitability. In conjunction with any acquisition(s), the Company would need to raise equity capital to provide additional working capital for the consolidated entity. The Company has no commitments at this time from third parties for any such acquisition(s) or financing.


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

Recently Adopted Accounting Pronouncements

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

         On April 1, 2001, the Company elected to adopt SFAS 141 and SFAS 142. The Company's previous business combination was accounted for using the purchase method. As of March 31, 2002, the net carrying amount of goodwill was $408,942 and there were no other intangible assets acquired in connection with the business combination. Pursuant to the terms of SFAS 142, the Company ceased amortizing goodwill effective April 1, 2001 and recorded no amortization expense during the year ending March 31, 2002. The Company has completed its transitional goodwill impairment test pursuant to the provisions of SFAS 142 as of April 1, 2001, and determined that there was no impairment of the asset.


         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this statement will have no material impact on its financial statements.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

         Management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained elsewhere in this annual report on Form 10-KSB for the fiscal year ended March 31, 2002. Except for the historical information contained herein, the matters discussed in this report on Form 10-KSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.



ITEM 7. FINANCIAL STATEMENTS

         The financial statements attached to this Report on Form 10-KSB as pages F-2 to F-21 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III.

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

         Name                      Age      Position                           Director Since
         ----                      ---      --------                           --------------
         James M. Heim (1)          50      Chief Executive Officer and Director     1984
         John W. Olynick            54      President and Director                   2001
         Richard E. Metz (2)        55      Director                                 1984
         Mark S. Biestman           44      Director                                 1997
         Herbert F. Day (1) (2)     63      Director                                 2001
         Edwin G. Hubert (1) (2)    60      Director                                 2001
         Bruce Carlsmith            46      Director                                 2001

(1)   Member of Audit Committee
(2)   Member of Compensation Committee

     JAMES M. HEIM, Chief Executive Officer, Principal Financial and Accounting Officer and Director. Mr. Heim, 50, is a co-founder of Prologic and has served as a Director since its inception in 1984. In addition, Mr. Heim served as Prologic's President from 1984 to 1999 and as its Chief Financial Officer from 1984 to 1995. Mr. Heim has over 20 years of business management experience and is responsible for capital raising, mergers and acquisitions, and other corporate activities. Mr. Heim holds both a Juris Doctor degree and a B.S. in Business Administration from the University of Arizona.

     JOHN W. OLYNICK, President and Director. Mr. Olynick, 54, is Prologic's President and has served as a Director since 2001. Mr. Olynick, who joined Prologic in September 1999 and also serves as President of Prologic's BASIS, Inc. subsidiary, is responsible for strategic business development. Mr. Olynick has had over 25 years of national sales, business development and management experience in the technology industry. During his 20 years at Digital Equipment Corporation ("DEC"), Mr. Olynick was responsible for successfully restructuring and increasing sales, and developing business and sales growth strategies. Mr. Olynick had served as DEC's North American Sales Manager of its OEM Storage Group, which was acquired by Quantum Corporation in 1994, at which time Mr. Olynick became Quantum's Corporate Distribution Sales Manager. Mr. Olynick attended the New York University School of Engineering and Harvard Business School Professional Development Program.

     RICHARD E. METZ, Director. Mr. Metz, 55, is a co-founder of Prologic and has served as a Director since its inception in 1984. He served as Prologic's President from December 1999 to April 2001, and as Executive Vice President and Secretary from 1995 to December 1999 and again from April 2001 to December 2001. Mr. Metz has over 30 years of business management and investment experience, including 10 years in the computer hardware and software industry prior to his affiliation with Prologic. Since 1982, Mr. Metz has owned and managed The Metz Group, a business consulting and investment firm. Mr. Metz is a member of the American Arbitration Association and is an Associate member of the American Bar Association, Dispute Resolution and Intellectual Property Law Sections.

     MARK S. BIESTMAN, Director. Mr. Biestman, 44, who has served as a Director since 1997, has worked in the information technology field for over 25 years,
with  extensive  management   experience
in both domestic and international operations, sales, business development, professional services and field marketing. As President and Chief Executive Officer of SEVEN Networks, Inc. Mr. Biestman drives strategic business direction, mobile data access adoption and wireless innovation. Mr. Biestman was previously the Senior Vice President of Worldwide Sales at CommerceOne, Inc., responsible for worldwide field operations and all aspects of global revenue. Prior to CommerceOne, Mr. Biestman served as Vice President of Commercial Applications & Business Development at Actra Business Systems, a strategic venture between Netscape Communications Corporation and General Electric Information Services focused on Internet-based cross-commerce solutions. Mr. Biestman had also served as Netscape Communications' Vice President of Sales - Western Region, Vice President of Telecommunications Sales at Oracle Corporation, and has held various sales and management positions at Tandem Computers and IBM Corporation. Mr. Biestman holds a B.S. in Economics from the University of California at Berkeley and has attended the Stanford Business School Executive program.

     HERBERT F. DAY, Director. Mr. Day, 63, who has served as a Director since 2001, previously served as Director of the Company from 1995 to 1998, at which time he resigned for personal reasons. Mr. Day has over thirty years of experience in the computer industry with IBM Corporation. He has held professional and management positions in sales, marketing, product management and product and business planning. Mr. Day received his B.S. in Electrical Engineering from the University of Maryland.

     EDWIN G. HUBERT, Director. Mr. Hubert, 60, who has served as a Director since 2001, has over 30 years financial management and business development experience. Mr. Hubert is both a licensed CPA and a practicing attorney serving corporate clients. He is also active in real estate development and, since 1993, has served as Managing Partner of H30 Partners. Mr. Hubert has over 10 years experience with IBM, and has held positions with companies such as Coopers & Lybrand and Touche Ross & Co. (which subsequently merged internationally to form Deloitte Touche Tohmatsu International). Mr. Hubert was also responsible for negotiating sales of companies to McDonnell Douglas Data Services and Bank One. Mr. Hubert holds a Juris Doctor degree from the University of Arizona, as well as Bachelor and Masters degrees from the University of Michigan.

         BRUCE CARLSMITH, Director. Mr. Carlsmith, 46, who has served as a Director since 2001, has worked in the information technology field for over 20 years in various capacities, including as an industry consultant, an analyst, and as executive management. Mr. Carlsmith was most recently the Chief Operating Officer at MagNetPoint, a private company based in Novato, California, where he was responsible for sales, business development, strategic partnerships and business operations. A former MagNetPoint board member, Mr. Carlsmith brings a strong technical background and years of management experience over a broad range of disciplines. Before joining MagNetPoint, Mr. Carlsmith was CEO and a member of the board of directors for Registry Magic where he reshaped and redirected the NASDAQ-listed supplier of voice-recognition auto-attendant products. Prior to that he was a telecommunications analyst with Montgomery Securities, and prior to that he was with Pacific Telesis and the Boston Consulting Group. Mr. Carlsmith has a B.S. in Mechanical Engineering from Stanford and an MBA from Harvard.

ITEM 10. EXECUTIVE COMPENSATION

     Information below sets forth certain information regarding business experience and compensation paid or awarded by the Company during the fiscal year ended March 31, 2002 to the following Executive Officers: Mr. James M. Heim, the Company's Chief Executive Officer, and Mr. John W. Olynick, the Company's President. No other officer made more than $100,000 in Fiscal 2002.

Summary Compensation Table

                                         Annual Compensation                       Long-Term Compensation
Name and Other Principal                                                                             All Other
Position                        Year     Salary           Bonus         Stock Options/SARs(#)        Compensation
--------                        ----     ------           -----         ---------------------        ------------
James M. Heim,                  2002     $112,500         $0                      0                          0
Chief Executive Officer         2001     $120,000         $0                      0                          0
                                2000     $153,666         $68,694           250,000 (1)                      0

John W. Olynick,                2002     $187,500         $0                      0                     $8,400(2)
President                       2001     $200,000         $27,189                 0                    $49,011(3)
                                2000     $165,000         $94,926           250,000(4)                  $4,200 (5)


(1) During the fiscal year ended March 31, 2000, a total of 250,000 nonqualified stock options were granted to Mr. Heim pursuant to his Employment Agreement with the Company as its President. In December 1999, all 250,000 stock options were canceled in connection with the termination of Mr. Heim's Employment Agreement.

(2) During the fiscal year ended March 31, 2002, Mr. Olynick received an $8,400 car allowance.

(3) During the fiscal year ended March 31, 2001, Mr. Olynick received an $8,400 car allowance and a $40,611 housing allowance.

(4) During the fiscal year ended March 31, 2000, a total of 250,000 stock options were granted to Mr. Olynick pursuant to his Employment Agreement with the Company. These options are exercisable at $0.50 per share. 83,334 options vested in the second quarter of fiscal 2000, 83,333 optioned shares vested in the second quarter of fiscal 2001, and 83,333 optioned shares vested in the second quarter of fiscal 2002.

(5) During the fiscal year ended March 31, 2000, Mr. Olynick received a $4,200 car allowance.

Option Exercises and Holdings

The following table sets forth information concerning each exercise of a stock option during the fiscal year ended March 31, 2002 by each of the Named Executive Officers and the number and value of unexercised options at March 31, 2002.

                                                                                        Value of Unexercised
                  Number of                          Number of Shares Underlying           In-the-Money Options
                  Shares                             Unexercised Options at 03/31/02    at 03/31/02
Name              on Exercise       Value Realized   Exercisable/Unexercisable          Exercisable/Unexercisable

James M. Heim     0                 $0               0 / 0                              $0 / $0

John W. Olynick   0                 $0               250,000 / 0                        $0 / $0


No Director or executive officer exercised any options during the fiscal year ended March 31, 2002.


Option Exercises

During the fiscal year, none of the executive officers identified in the Summary Compensation Table exercised any stock options, and, as of March 31, 2002, none held any in-the-money options.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND SHAREHOLDINGS OF MANAGEMENT

         The following table sets forth information, as of March 31, 2002, concerning the Common Stock beneficially owned by (i) each director of the Company (ii) the Company's Chief Executive Officer and its other executive officers, (iii) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all of the Company's directors and executive officers as a group.

         Except as otherwise noted, the named individual beneficial owner has sole investment and voting power.

                                                                                   Shares
                                                          Title of Class         Beneficially          Percent
Name of Beneficial Owner                                     of Stock             Owned (1)            of Class
------------------------                                     --------             ---------            --------
James M. Heim & Marlene Heim (2)                              Common              1,383,517              19.72%
Richard E. Metz (3)                                           Common               225,711                3.22%
Mark S. Biestman (4)                                          Common                35,000                *
Bruce Carlsmith                                               Common                  0                   *
Herbert F. Day (5)                                            Common                20,000                *
Edwin G. Hubert                                               Common                  0                   *
John W. Olynick (6)                                           Common               294,000                4.19%
HFG Properties Ltd. (7)                                       Common               787,011               11.22%
All directors and executive
      Officers as a group (7 persons) (8)                     Common              1,958,228              27.92%

*      Less than 1%

(1) The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but are included in accordance with rules of the Securities and Exchange Commission ("SEC"). The shareholdings include, pursuant to rules of the SEC, shares of common stock subject to options or warrants which are presently exercisable or which may become exercisable within 60 days following March 31, 2001 ("exercisable options").

(2) Includes 787,011 shares owned by HFG Properties Ltd., an Arizona limited partnership of which Mr. Heim is a general partner, and 13,066 shares owned by Sonoita Resources, an Arizona limited liability company of which Mr. Heim is a member. James M. Heim and Marlene Heim directly own an aggregate of 583,440 shares of common stock.

(3) Comprised of 184,500 shares, 8,711 shares owned by Sonoita Resources, an Arizona limited liability company of which Mr. Metz is a member, and 32,500 shares subject to exercisable options.

(4)    Comprised of 35,000 shares subject to exercisable options.

(5)    Comprised of 20,000 shares subject to exercisable options.

(6) Comprised of 44,000 shares and 250,000 shares subject to exercisable options.

(7)    HFG Properties Ltd. is an Arizona limited partnership of which Mr. James
       M. Heim is a general partner.

(8) Comprised of 1,620,728 shares and 337,500 shares subject to exercisable options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The board of directors has adopted a policy that all transactions and/or loans between Prologic and its officers, directors and/or 5% shareholders will be on terms no less favorable than could be obtained from independent third parties, and will be approved by a majority of the independent disinterested directors.

         On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred Stock, including 37,500 shares to HFG Properties, Ltd., an Arizona limited partnership of which Mr. Heim is a general partner, and 37,500 shares to Sonoita Resources, an Arizona limited liability company of which Mr. Heim and Mr. Metz are members, for an aggregate of $750,000, pursuant to two subscription agreements. As of March 31, 2002, there remains one outstanding subscription agreement in the amount of $191,500.

         During the first quarter of fiscal 2002, the Company borrowed $35,000 from HFG Properties, Ltd., an Arizona limited partnership of which Mr. Heim is a general partner. The $35,000 was repaid to HFG Properties, Ltd. in the fourth quarter of fiscal 2002.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission. Such reports are filed on Form 3, Form 4, and Form 5 under the Exchange Act. Officers, directors and greater than ten-percent shareholders are required by Exchange Act regulations to furnish the Company with copies of all
Section 16(a) forms they file.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       Documents filed as part of this report:

         1. Financial Statements. The following financial statements filed as part of this report are listed on pages F-2 to F-21 and herein by reference:

         Financial Statement                                                                     Page
         -------------------                                                                     ----
         Report of Independent Public Accountants                                                F-3
         Consolidated Balance Sheets                                                             F-4
         Consolidated Statements of Operations                                                   F-5
         Consolidated Statements of Changes in Stockholders' Equity (Deficit)                    F-6
         Consolidated Statements of Cash Flows                                                   F-7
         Notes to Consolidated Financial Statements                                              F-8



         2.   Exhibit:

         Exhibit Number             Document                                                    Page
         --------------             --------                                                    ----
         3.1                        Articles of Incorporation by the Company*
         3.1.1                      Specimen of Series A 8% Cumulative Convertible
                                    Preferred Stock******
         3.1.2                      Specimen of Series B 10% Cumulative Convertible
                                    Preferred Stock*******
         3.1.3                      Specimen of Series C 10% Cumulative Convertible
                                    Preferred Stock*****
         3.2                        Bylaws of the Company*
         4.2                        Specimen of Common Stock Certificate*
         4.4                        [Form of] Representative's Warrant*
         10.15                      1994 Stock Option Plan, Form of Incentive Agreement*
         10.17                      Employment Agreement of John W. Olynick********
         10.19                      Form of Lock-Up Agreement of Shareholders*
         10.20                      Form of Stock Purchase Agreement, Promissory
                                    Note and Escrow Agreement for July 31, 1994
                                    Issuance of Common Stock*
         21                         Subsidiaries***

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

****** Incorporated by reference to exhibit number 3.1(a) in the Company's Form 10-KSB filed on July 14, 2000.

******* Incorporated by reference to exhibit number 3.1(b) in the Company's Form 10-KSB filed on July 14, 2000.

******** Incorporated by reference to the corresponding exhibit number on the Company's Form 10-KSB filed on July 14, 2000.

B.       Report on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter ended March 31, 2002.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROLOGIC MANAGEMENT SYSTEMS, INC.

DATED: June 20, 2002                        By: /s/  James M. Heim
       --------------                           ----------------------------
                                                     James M. Heim
                                                     Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James M. Heim and John W. Olynick, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Capacity                             Date
---------                  --------                             ----
/s/  James M. Heim         James M. Heim,                       June 20, 2002
------------------         Chief Executive Officer (Principal
                           Executive, Financial and Accounting
                           Officer) and Director

/s/  John W. Olynick       John W. Olynick                      June 20, 2002
--------------------       President and Director

/s/  Richard E. Metz       Richard E. Metz,                     June 20, 2002
--------------------       Director

/s/  Mark S. Biestman      Mark S. Biestman,                    June 20, 2002
----------------------     Director

/s/  Herbert F. Day        Herbert F. Day,                      June 20, 2002
-------------------------  Director

/s/  Edwin G. Hubert       Edwin G. Hubert,                     June 20, 2002
-----------------------    Director

/s/  Bruce Carlsmith       Bruce Carlsmith                      June 20, 2002
------------------------   Director

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                       YEARS ENDED MARCH 31, 2002 AND 2001

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

Notes to Consolidated Financial Statements                                                                      F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Prologic Management Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Prologic Management Systems, Inc. and subsidiaries (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologic Management Systems, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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






May 29, 2002


               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,
                                                                                    --------------------------------
                                                                                         2002             2001
                                                                                    ---------------   --------------
ASSETS (Note 4)

Current assets:
   Cash                                                                           $         81,280  $       310,305
   Restricted cash (Notes 2 and 4)                                                               -          300,000
   Accounts receivable, less allowance for doubtful accounts of $591,072 and
     $426,156.  Receivables include $2,496,126 and $2,106,083 of accounts under
     an assignment of proceeds agreement (Notes 1 and 4)                                 2,572,634        3,375,590
   Inventory                                                                                42,589          369,241
   Prepaid expenses                                                                         18,358           72,543
                                                                                    ---------------   --------------

Total current assets                                                                     2,714,861        4,427,679

Property and equipment, net (Note 3)                                                       254,714          343,214
Goodwill, net                                                                              408,942          408,942
Deferred financing costs, net                                                              225,828                -
Other assets                                                                                92,583          201,631
                                                                                    ---------------   --------------

                                                                                  $      3,696,928  $     5,381,466
                                                                                    ---------------   --------------

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Line of credit (Note 4)                                                        $              -  $       699,150
   Current portion of long-term debt and notes payable (Note 6)                          1,369,449        1,753,377
   Accounts payable (Note 1)                                                             2,036,522        2,800,003
   Sales taxes payable                                                                     684,164          326,089
   Accrued expenses                                                                        768,540          583,997
   Deferred maintenance revenue                                                            104,067          141,516
                                                                                    ---------------   --------------

Total current liabilities                                                                4,962,742        6,304,132

Long-term debt, less current portion (Note 6)                                            6,410,081        4,506,855
                                                                                    ---------------   --------------

Total liabilities                                                                       11,372,823       10,810,987
                                                                                    ---------------   --------------

Commitments and contingencies (Notes 1, 4, 8, 9, 11 and 13)

Preferred stock (Note 8):
   Series A cumulative convertible preferred stock, no par value, 16,667 shares authorized, 16,667 shares issued and outstanding, liquidation value of
     $6.00 per share plus accrued dividends                                                100,000          100,000
   Series B cumulative convertible preferred stock, no par value, 100,000 shares authorized, 9,500 shares issued and outstanding, liquidation value
     of $10 per share plus accrued dividends                                                68,588           68,588
   Series C cumulative convertible preferred stock, no par, 100,000 shares authorized, 55,850 shares issued and outstanding, liquidation value of $10
     per share plus accrued dividends                                                      750,000          750,000
   Series C cumulative convertible preferred stock subscription receivable                (191,500 )       (191,500 )
                                                                                    ---------------   --------------

                                                                                           727,088          727,088
                                                                                    ---------------   --------------
   Stockholders' deficit (Notes 5, 6, 8, and 9):
   Common stock, no par value, 50,000,000 shares authorized, 7,014,591 and
     6,858,058 shares issued and outstanding at March 31, 2002 and 2001 (Note
     14)                                                                                10,145,169       10,077,220
   Warrants                                                                                961,366          741,366
   Accumulated deficit                                                                 (19,509,518 )    (16,975,195 )
                                                                                    ---------------   --------------

Total stockholders' deficit                                                             (8,402,983 )     (6,156,609 )
                                                                                    ---------------   --------------

Total liabilities, preferred stock and stockholders' deficit                      $      3,696,928  $     5,381,466
                                                                                    ---------------   --------------

          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            Years ended March 31,
                                                                                       --------------------------------
                                                                                           2002               2001
                                                                                       -------------      -------------

Revenue (Note 10):
   Hardware                                                                          $   11,740,946     $   24,842,295
   Professional services                                                                  4,570,205          4,333,003
   Software license                                                                       3,140,390          8,581,053
                                                                                       -------------      -------------

Total revenue                                                                            19,451,541         37,756,351
                                                                                       -------------      -------------

Cost of revenue:
   Hardware                                                                              10,237,315         22,060,121
   Professional services                                                                  2,119,417          1,607,608
   Software license                                                                       2,708,744          7,271,879
                                                                                       -------------      -------------

Total cost of revenue                                                                    15,065,476         30,939,608
                                                                                       -------------      -------------

Gross profit                                                                              4,386,065          6,816,743
                                                                                       -------------      -------------

Operating expenses:
   General and administrative                                                             4,412,855          5,375,680
   Selling and marketing                                                                  1,679,735          2,514,968
   Research and development                                                                 149,924            194,797
                                                                                       -------------      -------------

Total operating expenses                                                                  6,242,514          8,085,445
                                                                                       -------------      -------------

Operating loss                                                                           (1,856,449 )       (1,268,702 )
                                                                                       -------------      -------------

Other (income) expense:
   Interest expense                                                                         661,358            652,625
   Other (income)                                                                                 -            (23,426 )
                                                                                       -------------      -------------

Total other expense                                                                         661,358            629,199
                                                                                       -------------      -------------

Loss from continuing operations                                                          (2,517,807 )       (1,897,901 )
Loss from discontinued operations (Note 2)                                                        -            (15,070 )
                                                                                       -------------      -------------

Net loss                                                                                 (2,517,807 )       (1,912,971 )
Preferred stock dividend                                                                    (70,709 )         (155,000 )
                                                                                       -------------      -------------


Net loss applicable to common stockholders                                           $   (2,588,516 )   $   (2,067,971 )
                                                                                       -------------      -------------

Weighted average number of common shares:
   Basic and diluted                                                                      6,938,576          8,261,151
                                                                                       -------------      -------------

Loss per common share:

   Basic and diluted from continuing operations                                      $         (.37)    $         (.25 )
   Basic and diluted from discontinued operations                                                 -                  -
                                                                                       -------------      -------------
   Basic and diluted net loss                                                        $         (.37 )   $         (.25 )
                                                                                       -------------      -------------

          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       Years Ended March 31, 2001 and 2000


                                                                                                               Total
                                                                                                             Stockholders'
                                                               Common Stock                    Accumulated     Equity
                                                            --------------------
                                                             Shares     Amount     Warrants     Deficit      (Deficit)
                                                            ---------  ---------   ---------   -----------   -----------

Balance, March 31, 2000                                     8,429,577 $9,620,812 $  728,770  $ (14,907,224) $(4,557,642 )

   Conversion of preferred stock to common stock             277,782    451,295           -             -       451,295
   Common stock cancelled                                   (1,959,97) (100,000 )         -             -      (100,000 )
   Issuance of stock dividend                                100,671    100,113           -             -       100,113
   Issuance of common stock through exercise of stock
     option                                                   10,000      5,000           -             -         5,000
   Issuance of warrants in connection with services
     performed                                                     -          -      12,596             -        12,596
   Dividends                                                       -          -                  (155,000 )    (155,000 )
   Net loss                                                        -          -           -    (1,912,971 )  (1,912,971 )
                                                            ---------  ---------   ---------   -----------   -----------

Balance, March 31, 2001                                     6,858,058  10,077,220   741,366    (16,975,195)  (6,156,609 )

   Issuance of stock dividend                                 56,535     32,249           -             -        32,249
   Issuance of common stock in connection with
     services performed                                      100,000     35,700           -             -        35,700
   Issuance of warrants in connection with services
     performed                                                     -          -     220,000             -       220,000
   Dividends                                                       -          -           -       (16,516 )     (16,516 )
   Net loss                                                        -          -           -    (2,517,807 )  (2,517,807 )
                                                            ---------  ---------   ---------   -----------   -----------


Balance, March 31, 2002                                     7,014,591$ 10,145,169$  961,366  $ (19,509,518) $(8,402,983 )
                                                            ---------  ---------   ---------   -----------   -----------

          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Increase (Decrease) in Cash                                                                    Years ended March 31,
                                                                                           -------------------------------
                                                                                               2002              2001
                                                                                           -------------     -------------

Cash flows from operating activities:

   Net loss                                                                              $   (2,517,807) $     (1,912,971 )
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization                                                              156,724           346,710
     Bad debt expense                                                                            53,211                 -
     Issuance of common stock for services                                                       35,700                 -
     Issuance of warrants for services and interest incurred                                          -            12,596
     Change in assets and liabilities:
       Restricted cash                                                                          300,000                 -
       Accounts receivable                                                                      802,956         4,197,636
       Inventory                                                                                326,652          (165,778 )
       Prepaid expenses                                                                         (45,499 )         (49,078 )
       Other assets                                                                             109,048           120,711
       Accounts payable                                                                         513,008         1,985,898
       Accrued expenses                                                                         780,563           148,294
       Deferred maintenance revenue                                                             (37,449 )        (361,420 )
                                                                                           -------------     -------------

   Total adjustments                                                                          2,994,914         6,235,569
                                                                                           -------------     -------------

Net cash provided by continuing operating activities                                            477,107         4,322,598

Net cash used in discontinued operations (Note 2)                                                     -           (14,061 )
                                                                                           -------------     -------------

Net cash provided by operating activities                                                       477,107         4,308,537

Cash flows from investing activities:
   Purchase of equipment                                                                        (27,579 )         (76,185 )
                                                                                           -------------     -------------

Net cash used in investing activities                                                           (27,579 )         (76,185 )
                                                                                           -------------     -------------

Cash flows from financing activities:
   Net change in line of credit                                                                (699,150 )      (3,948,156 )
   Issuance of long-term debt and notes payable                                                 359,399                 -
   Issuance of common stock                                                                           -             5,000
   Repayment of debt                                                                           (338,802 )        (401,801 )
   Stock cancellation expenses                                                                        -           (25,000 )
                                                                                           -------------     -------------

Net cash used in financing activities                                                          (678,553 )      (4,369,957 )
                                                                                           -------------     -------------

Net increase (decrease) in cash                                                                (229,025 )        (137,605 )

Cash, beginning of year                                                                         310,305           447,910
                                                                                           -------------     -------------

Cash, end of year                                                                        $       81,280    $      310,305
                                                                                           -------------     -------------

Supplemental statement of cash flow information:
   Cash paid during the year for interest                                                $       93,692    $      486,628
                                                                                           -------------     -------------

Non-cash financing and investing activities:
   Warrants issued as deferred financing cost                                                   220,000                 -
   Conversion of Series B Preferred Stock                                                             -          (451,295 )
   Conversion of accounts payable and accrued expenses to long-term note                      1,809,619         5,000,000
   Preferred stock dividends paid in common stock                                                32,249           100,113
   Note issued for stock cancellation expenses                                                        -            75,000
                                                                                           -------------     -------------

          See accompanying notes to consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--THE COMPANY AND ITS OPERATIONS

Nature of Business and Summary Operations

Prologic Management Systems, Inc., an Arizona corporation, and its wholly-owned subsidiaries, BASIS, Inc. ("BASIS") and Great River Systems, Inc. ("GRSI"), (collectively, the "Company") is a commercial systems integration, professional services and software development firm, specializing in high-availability, fully integrated systems. The Company's BASIS, Inc. subsidiary, headquartered in Emeryville, California, provides systems integration services, networking services, security and database software for the commercial market. The Company's Tucson office, which also serves as its corporate headquarters, provides professional services, including process improvement consulting services, software development services, and support services for its clients in the manufacturing industry.

The Company's GRSI subsidiary was dissolved in Fiscal 2000.

The Company generates the majority of its sales revenue from the resale of hardware and software products produced by third parties, primarily Sun Microsystems, Inc. (Sun). BASIS's reseller agreement with Sun can be canceled by either party upon 30 days notice. The Company anticipates that the reseller agreement will continue indefinitely. The Company is contractually required to purchase all Sun products from a designated distributor (supplier) of Sun products. The Company's supplier offers credit terms and financing arrangements whereby accounts receivable from the sales of certain Sun products are assigned to the supplier. At March 31, 2002 and 2001, the Company owed approximately $8,004,664 and $7,367,035 to its supplier and has assigned $2,496,126 and $2,106,083 of accounts receivable to its supplier.

As of March 31, 1998, the Company's common stock and warrants were listed on the Nasdaq SmallCap Market. On June 8, 1998, the Company was informed by Nasdaq that it failed to meet the minimum net tangible assets requirement and the minimum bid price criteria for continued listing on the Nasdaq SmallCap Market and therefore, its securities would be delisted. On August 7, 1998, the Company notified Nasdaq that it would not pursue its right to appeal the decision by Nasdaq to delist the Company's securities. The Company's securities were delisted from the Nasdaq stock market effective with the close of business on August 7, 1998, and trading of the Company's common stock has continued to be conducted on the non-NASDAQ over-the-counter ("OTC") market, under the symbol PRLO. Until recently when the Company's stock began trading on the OTC Bulletin Board, there had been no active market for the Company's common stock since it was delisted from the NASDAQ Small Cap Market in August 1998. The delisting of the Company's securities could significantly impair the Company's ability to obtain additional financing.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements Plans

The Company's improved performance in fiscal 2001 lost momentum in fiscal 2002 with the general economic downturn, and was further aggravated by the terrorist attacks and threats that began in September 2001. In response, the Company's management implemented more aggressive plans in fiscal 2002 to reduce operating costs, increase service sales, and other strategies to minimize the impact on revenues as clients took an increasingly conservative position on hardware and software spending. The Company will continue to reduce expenses wherever practicable and focus on securing service revenues, which have not been as susceptible to market conditions as the demand for computer hardware and software.

In addition to the Company's expansion into Texas and Louisiana, the Company is considering the acquisition of one or more systems integration/high technology service companies in other regions of the United States to increase its market coverage, sales and profitability. In conjunction with any acquisition(s), the Company would need to raise equity capital to provide additional working capital for the consolidated entity. The Company has no commitments at this time from third parties for any such acquisition(s) or financing.

Principles of Consolidation

The consolidated financial statements include the accounts of Prologic and its subsidiaries GRSI and BASIS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

Great River Systems, Inc. has been accounted for as a discontinued operations pursuant to Management's formal adoption on March 31, 2000 of a plan to dissolve the business unit. GRSI was dissolved in 2000. Net liabilities were completely disposed of at March 31, 2002 and 2001.

Operating results of this discontinued operation for the years ended March 31, 2002 and 2001 are shown separately in the accompanying statement of operations. The operating results of this discontinued operation for the years ended March 31, 2002 and 2001 consist of:

                                                                                            March 31,
                                                                                 --------------------------------
                                                                                     2002               2001
                                                                                 --------------     -------------

 Net sales                                                                     $             -    $            -
 Loss from operations                                                          $             -    $      (15,070 )

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the vendor to the end user, or when shipped from the Company, whichever is appropriate Title transfers FOB shipping point. Revenue is recognized on sales of third-party maintenance agreements upon receipt of the billing invoice from the vendor at which time the Company retains no further obligation to the customer or vendor. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts.

Restricted Cash

Restricted cash consisted of a certificate of deposit that secured the Company's revolving line of credit, which earned interest at prime minus 3.0%. The Company terminated that line of credit in April 2001 and the related restricted cash account.

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

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable.

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

On April 1, 2001, the Company elected to adopt SFAS 141 and SFAS 142. The Company's previous business combination was accounted for using the purchase method. As of March 31, 2002, the net carrying amount of goodwill was $408,942 and there were no other intangible assets acquired in connection with the business combination. Pursuant to the terms of SFAS 142, the Company ceased amortizing goodwill effective April 1, 2001 and recorded no amortization expense during the year ending March 31, 2002. The Company has completed its transitional goodwill impairment test pursuant to the provisions of SFAS 142 as of April 1, 2001, and determined that there was no impairment of the asset.

If the Company had accounted for its goodwill according to SFAS 142 for all income statement periods presented, the Company's net loss and loss per common share and common share equivalent would have been as follows:

                                                                                 For the Year Ended March 31,
                                                                              -----------------------------------
                                                                                   2002                2001
                                                                              ----------------     --------------


 Reported net loss                                                          $      (2,517,807) $      (1,912,971 )
 Add back:  Goodwill amortization                                                           -            210,303
                                                                              ----------------     --------------


 Adjusted net loss                                                          $      (2,517,807) $      (1,702,668 )
                                                                              ----------------     --------------

 Basic and diluted loss per share:

   Reported net loss                                                        $           (0.37) $           (0.25 )
   Goodwill amortization                                                                    -               0.03
                                                                              ----------------     --------------


   Adjusted net loss                                                        $           (0.37) $           (0.22 )
                                                                              ----------------     --------------

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

Earnings Per Share

FASB Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. At March 31, 2002 and 2001, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 2,713,723 and 2,470,512, respectively, are excluded from the computation of diluted earnings per share because they are anti-dilutive.

NOTE 3--PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                       Years ended March 31,
                                                                                    -----------------------------
                                                                                       2002             2001
                                                                                    ------------     ------------

 Furniture and leasehold improvements                                             $     253,481    $     253,481
 Equipment and software                                                                 938,443          910,864
                                                                                    ------------     ------------

                                                                                      1,191,924        1,164,345

 Less accumulated depreciation                                                          937,210          821,131
                                                                                    ------------     ------------

 Net property and equipment                                                       $     254,714    $     343,214
                                                                                    ------------     ------------

NOTE 4--LINE OF CREDIT

In March 1998, BASIS and GRSI obtained a line of credit in an amount that was the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 2) and equipment loans in the first year (maximum equipment loan is $250,000). This line of credit was secured by substantially all of BASIS and GRSI's assets. As of March 31, 2001, borrowing under this line of credit was $699,150. The line matured on March 31, 2001, and was fully paid on April 6, 2001.

On April 6, 2001, the Company signed a $3,000,000 financing agreement with KBK Financial, Inc. for a line of credit to finance accounts receivable. This credit facility replaced a $5,000,000 credit facility described above. This new facility provided working capital to support the Company's systems integration operations. The Company terminated the financing agreement effective March 31, 2002. As of March 31, 2002, there was no outstanding balance under this facility.

NOTE 5--CONVERTIBLE SUBORDINATED NOTES

In November 1996, the Company borrowed $820,000 in a private offering of 10% convertible subordinated notes. On September 29, 1997, the Company renegotiated the conversion terms with the holders of $720,000 of the notes. The revised terms assign a fixed conversion price of $3.75 per share, which was $2.63 in excess of the market price of the Company's common stock on the date of the revision. In addition, the noteholders were granted warrants to purchase a total of 252,000 shares of the Company's common stock at a price of $2.00 per share. The warrants were valued at approximately $257,000 ($1.02 per share) and have been recorded in the accompanying financial statements as additional debt issuance costs (other assets) and are amortized over the remaining term of the notes. The warrants expired unexercised December 31, 2001.

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

NOTE 6--LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are as follows:

                                                                                             March 31,
                                                                                    -----------------------------
                                                                                       2002             2001
                                                                                    ------------     ------------

 Notes payable, interest at 2% per month, secured by various equipment, originally due on March 31, 1998, since extended and is currently payable
   and collateralized by common stock.                                            $     108,000    $     110,000

 Software purchase agreement for minimum royalties of $250,000, secured by purchased software, originally due on December 31, 2001, since renegotiated with a $13,000 payment due May 2002, and monthly installments
   of $4,000 thereafter through February 2004.                                          101,000           76,859

 Note payable, interest at 8.5%, unsecured, principal and interest of $2,100
   due monthly through March 31, 2004.                                                   60,186           66,572

 Note payable, interest at 11% per annum on the outstanding principal,
   quarterly payments of $25,000 through October 12, 2001.  Note is past due.            75,000           75,000

 Note payable, interest at prime less 3.0%, due on the earlier of the termination of the line of credit or March 28, 2001, secured by restricted
   cash (Note 4).                                                                             -          300,000

 Note payable, interest at 11% per annum on the outstanding principal, monthly payments of $50,000 through June 30, 2000 with a balloon payment
   of the remaining balance.  Note is past due.                                         722,910          722,910

 Note payable and asset agreement, interest at 10% principal of $20,000 plus
   interest due bi-weekly through April 2, 2002.                                              -        4,860,000

 Note payable, mandatory monthly payments based on operating profits with 6%
   interest accruing on unpaid balances, due April 14, 2003.                          6,384,686                -

 Financing agreement, interest at 10% per annum, payable upon collection of
   assigned receivables.                                                                278,857                -

 Other                                                                                   48,891           48,891
                                                                                    ------------     ------------

 Total short-term debt and long-term debt                                             7,779,530        6,260,232

 Less current portion of long-term debt and notes payable                             1,369,449        1,753,377
                                                                                    ------------     ------------

 Long-term debt and notes payable, excluding current portion                      $   6,410,081    $   4,506,855
                                                                                    ------------     ------------

A summary of long-term debt and notes payable installments after March 31, 2002 is as follows:

                                                                                                       Amount
                                                                                                     ------------

      2003                                                                                         $   1,369,449
      2004                                                                                             6,410,081
                                                                                                     ------------

                                                                                                   $   7,779,530
                                                                                                     ------------

During fiscal 2002, the Company entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At March 31, 2002, the Company was liable for $278,857 under this agreement.

In December 2000, the Company signed a $5 million note and asset agreement, converting approximately $5 million of its accounts payable, with 10% interest and a due date of April 2, 2002. During fiscal 2002, the Company renegotiated the balance of the note. The new note bears interest at 6% and is due in April 2003. The balance of the new promissory note at March 31, 2002 is $6,384,686 with approximately $266,000 of accrued interest. The new note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note.

NOTE 7--INCOME TAXES

The Company has a net operating loss carryforward approximating $15 million for federal income tax purposes, which expires in varying amounts from 2002 through 2021. Utilization of the net operating loss carryforward may be significantly limited or eliminated as a result of change in ownership as defined in Section 382 of the internal revenue code.

A reconciliation of the difference between the provision for income taxes and the amount that would be computed using statutory federal income tax rates is as follows:

                                                                                       Years ended March 31,
                                                                                   ------------------------------
                                                                                       2002              2001
                                                                                   -------------      -----------


 Benefit computed at federal rate of 34%                                         $     (856,000 ) $     (650,000 )
 State income tax benefit, net of federal benefit                                      (150,000 )        (76,000 )
 Increase in valuation allowance                                                         14,000          606,000
 Expiration of unused net operating losses                                              992,000          120,000
                                                                                   -------------      -----------

 Benefit for income taxes                                                        $            -     $          -
                                                                                   -------------      -----------

A detail of the net deferred tax asset is as follows:

                                                                                       Years ended March 31,
                                                                                   ------------------------------
                                                                                       2002             2001
                                                                                   -------------    -------------

 Deferred tax assets:
   Net operating loss carryforward                                               $    5,982,000   $    6,007,000
   Allowance for doubtful accounts                                                      236,000          170,000
   Deferred maintenance revenue                                                          42,000           57,000
   Goodwill                                                                                   -           40,000
   Other accruals                                                                         5,000            5,000
                                                                                   -------------    -------------

 Total deferred tax assets                                                            6,265,000        6,279,000

 Less valuation allowance                                                            (6,265,000 )     (6,279,000 )
                                                                                   -------------    -------------

 Net deferred tax assets                                                         $            -   $            -
                                                                                   -------------    -------------

Net deferred tax assets of approximately $5,838,000 have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

NOTE 8--CAPITAL STOCK

Common Stock

In fiscal 2000, the Company issued 120,000 shares of common stock in connection with month-to-month extensions on a $100,000 bridge note payable. The terms of the bridge note extension require the Company to issue 10,000 additional shares of common stock to the lender for each month the note is extended. The fair value of these shares was charged to interest expense. The note was fully paid in fiscal 2001.

During fiscal year ending March 31, 2000, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Sunburst Acquisitions IV, Inc., a Colorado corporation ("Sunburst"). The terms of the SPMA required Sunburst to purchase up to 6,171,235 shares of the Company's common stock for $5,000,000. The investment by Sunburst was to be staged in two parts. The first stage ("Tranche 1") was a purchase of 3,459,972 shares at $.289 per share, for a total of $1,000,000. The second stage ("Tranche 2") was to be a purchase of up to 1,820,791 shares at $1.0984 per share, for a total of $2,000,000 was to take place by December 31, 1999. At December 31, 1999, Sunburst had not performed any contractual obligation beyond the initial in August of 1999 and as a result of Sunburst's default the SPMA was, thereafter, effectively abandoned. The Company incurred costs of $252,645 in expenses associated with this agreement. On February 16, 2001, the Company signed a settlement agreement with Sunburst resulting in the Company canceling 1,959,972 shares of common stock originally issued to Sunburst. Also, in connection with this settlement the Company assigned to certain employees of the Company the right to purchase 900,000 shares of the Company's common stock from Sunburst, and such employees purchased such shares for $300,000.

In fiscal 2002 and 2001, the Company declared Series B and Series C preferred stock dividends. The dividends were paid by issuing 56,533 and 100,671 shares of common stock, respectively. The fair values of these shares were $32,249 and $100,113 on the date of grant.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 10,000 shares of common stock in connection with employee stock options exercised during fiscal 2001.

In fiscal 2002, the Company issued 100,000 shares of common stock for services performed. The fair value of the shares was $35,700 on the date of grant.

Common Stock Warrants

In fiscal 2001, the Company issued warrants for the purchase of 66,666 shares of common stock at $0.75 per share in connection with consulting services that were rendered during the years. The fair value of these warrants resulted in the Company recording a $12,596 consulting expense in the accompanying financial statements.

In fiscal 2002, the Company issued warrants to purchase 700,000 shares of common stock at $0.75 per share, in conjunction with the renegotiation of a note payable. The fair value of the warrants was recorded as a debt issuance cost of $220,000.

Series A Cumulative Convertible Preferred Stock

The Series A preferred stock agreement provides for dividends at the rate of 8%, payable quarterly in cash or shares of common stock at a stated price of $2.00 per share, at the discretion of the Company's Board of Directors. Cumulative unpaid dividends totaled approximately $32,000 and $24,000 at March 31, 2002 and 2001, respectively. Holders of Series A preferred stock have liquidation preference over holders of common stock and receive $6.00 per share plus accrued dividends, in the event of liquidation. The agreement defines a more than 50% change in voting power as a liquidation.

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

On August 30, 1999, the Company's Board of Directors amended its articles of incorporation to reduce the number of authorized shares from 750,000 to 16,667.

Series B Cumulative Convertible Preferred Stock

In March 1998, the Company authorized 100,000 shares of 10% Series B Cumulative Convertible preferred stock (Series B preferred). The Series B preferred stock agreement provides for the dividends at a rate of 10% of the issued and outstanding balance payable semi-annually beginning October 31, 1998, payable in cash or shares of common stock, subject to provisions in the agreement. Cumulative unpaid dividends totaled approximately $8,708 and $30,000 at March 31, 2002 and 2001, respectively.

Series B Preferred may be converted to common stock at the option of the shareholder. The conversion rate (4.44 common shares to be received per one preferred share) is calculated by dividing the stated value ($10 at March 31, 2002 and 2001) by the effective conversion price ($2.25 at March 31, 2002 and
2001).

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

Series C Cumulative Preferred Stock

In December 1999, the Company authorized 100,000 shares of 10% Series C Cumulative Convertible preferred stock. The Series C preferred stock provides for dividends at the rate of 10% payable semi-annually beginning April 30, 2000, to be paid in cash or shares of common stock, subject to provision in the agreement. Cumulative unpaid dividends totaled approximately $51,196 and $53,638 at March 31, 2002 and 2001, respectively.

Series C preferred stock may be converted into common stock at the option of the shareholder. The conversion rate (4.44 common shares to be received per one preferred share) is calculated by dividing the stated value ($10 at March 31,
2002) by the effective conversion price ($2.25 at March 31, 2002), subject to adjustment.

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

In fiscal 2000, the Company issued 55,850 shares of Series C preferred stock to two entities in which officers of the Company hold interests. Of the 55,850 shares issued, the Company received $337,720 in cash and $220,780 represented conversion of debt from a related party. The due date of the remaining $191,500 for an additional 19,150 shares has been extended pending settlement of the Series B litigation.

NOTE 9--STOCK OPTION PLAN

During 1995, the Company's Board of Directors approved the 1994 Stock Option Plan (the "Plan"). The maximum number of shares that may be purchased pursuant to the Plan is 500,000. During 2001, The Board of Directors and Shareholders approved an amendment to the Plan to increase the number of shares of common stock allocated to the Plan to 3,500,000 and also extended the term of the Plan to March 29, 2011. Options granted under the Plan include incentive and nonqualified stock options, with vesting determined on the grant date, not to exceed ten years, and are exercisable over a ten-year maximum period at a price to approximate the fair market value of the common stock at the date of grant.

The following table summarizes the activity under the Company's stock option plan:

                                                                          Years ended March 31,
                                                        ----------------------------------------------------------
                                                                  2002                            2001
                                                        --------------------------     ---------------------------
                                                        Number of       Price           Number of       Price
                                                          Shares        Per Share        Shares         Per Share
                                                        -----------     ----------     ------------     ----------

 Options outstanding, beginning of year                  1,525,000    $       .69        1,136,081    $       .73
   Granted                                                       -              -          457,000            .55
   Canceled/expired                                        193,500            .50           58,081            .50
   Exercised                                                     -              -           10,000            .50
                                                        -----------     ----------     ------------     ----------

 Options outstanding, end of year                        1,331,500    $       .71        1,525,000    $       .69
                                                        -----------     ----------     ------------     ----------

 Options exercisable, end of year                        1,029,208    $       .62          834,667    $       .65
                                                        -----------     ----------     ------------     ----------

 Weighted average fair value of options granted                       $         -                     $       .22
                                                                        ----------                      ----------

Options outstanding and exercisable by price range as of March 31, 2002 are as follows:

                                                         Weighted
                                                          Average        Weighted                     Weighted
                                                         Remaining       Average                      Average
                                         Options        Contractual      Exercise       Options       Exercise
Range of Exercise Prices               Outstanding         Life           Price       Exercisable      Price
                                       -------------    ------------    -----------   ------------   -----------
$.50                                      1,131,500            2.25       $    .50        829,208       $   .50
$1.00 - $1.38                               200,000            2.63       $   1.14        200,000       $  1.14
$.50 - $1.375                             1,331,500            2.31       $    .62      1,029,208       $   .62
                                       -------------    ------------        -------   ------------        ------

The Company has elected to account for its stock-based compensation plans under APB No. 25 and has therefore recognized no compensation expense in the accompanying consolidated financial statements for stock-based employee awards granted as the option price for all employees options grants exceeded the fair value of the Company's common stock on the date of grant. Additionally, the Company has computed for pro forma disclosure purposes the value of all options granted during 2001, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                                       2001
                                                                                                     Options
                                                                                                   -------------

 Risk free interest rate                                                                                   5.01 %
 Expected dividend yield                                                                                      -
 Expected lives                                                                                         5 years
 Expected volatility                                                                                         34 %

No options were granted during the year ended March 31, 2002.

If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net loss and loss per common and common share equivalent would have been as follows:

                                                                                      Years ended March 31,
                                                                                  -------------------------------
                                                                                      2002              2001
                                                                                  -------------     -------------

 Net loss:

   As reported                                                                  $   (2,517,807 ) $    (1,912,971 )
   Pro forma                                                                        (2,546,391 )      (2,067,971 )

 Loss per common share - basic and diluted:
   As reported                                                                            (.37 )            (.25 )
   Pro forma                                                                              (.37 )            (.25 )

The effects of applying SFAS No. 123 for providing pro forma disclosures for 2002 and 2001 are not likely to be representative of the effects on reported net loss and loss per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

NOTE 10--SIGNIFICANT CUSTOMERS

The Company derives a significant portion of its total revenue from relatively few customers. The Company's five largest customers accounted for $9,937,795 and $20,072,463 or 51.09% and 53.16% of total revenue for the years ended March 31, 2002 and 2001, respectively. Revenue from one customer was 28.18% and 17.41% in the years ending March 31, 2002 and 2001, respectively.

At March 31, 2002 and 2001, receivables from two customers accounted for 15% and 11%, and 24% and 14%, respectively, of total accounts receivable.

The Company anticipates that customers that represent more than 10% of total revenue will vary from period to period depending on the placement of orders by a particular customer or customers in any given period.

NOTE 11--401(k) PLAN

The Company has a 401(k) plan for the benefit of its employees. The Company may also make discretionary contributions to the plan in amounts determined by management. Participants immediately vest in both their personal contributions and in the Company's contributions. The Company contributed immaterial amounts to the plan for the year ended March 31, 2001. In fiscal 2002, the Company did not contribute to the 401(k) plan.

NOTE 12--RELATED PARTY TRANSACTIONS

During fiscal 2002, the Company borrowed $35,000 from an organization partially owned by an officer and a shareholder. The $35,000 was repaid in March 2002.

During fiscal 2001, the Company advance approximately $53,000 in bonus payments to an officer, director and shareholder of the Company. Because there is substantial uncertainty regarding whether this bonus will be earned or repaid, this advance has been fully reserved as of March 31, 2002.

NOTE 13--COMMITMENTS AND CONTINGENCIES

The Company leases office, manufacturing and storage space, and equipment under noncancelable operating lease agreements expiring through September 2004. These leases contain renewal options, and the Company is responsible for certain executory costs, including insurance and utilities. Rent expense for 2002 and 2001 was $244,256 and $228,476, respectively. Future minimum lease payments under operating leases that have remaining noncancelable lease terms in excess of one year at March 31, 2002 are as follows:

 Years ending March 31,                                                                                   Amount
 ----------------------------                                                                        ------------

          2003                                                                                     $     233,006
          2004                                                                                            94,599
          2005                                                                                            47,790
                                                                                                     ------------

                                                                                                   $     375,395
                                                                                                     ------------

On August 1, 2000, certain holders of the Company's Series B Convertible Preferred Stock filed an action in the Arizona Superior Court alleging that certain conditions affecting the conversion rate were not timely met, or not met at all, resulting in rights to convert Series B Preferred shares into a substantially greater number of shares of the Company's common stock than originally specified.

The terms of the Company's Series B Cumulative Convertible Preferred Stock agreement required that if by December 31, 1999 the Series B Cumulative Convertible Preferred Stock had not been redeemed or that the Company had not raised at least $1.5 million from the sale of equity securities excluding the Series B Cumulative Convertible Preferred Stock, the conversion rate would become fifty percent of the average price of the Company's common stock during the month of December 1999. Additionally, the Series C Cumulative Convertible Preferred Stock agreement calls for the conversion price to be adjusted downwards to match revised conversion prices of other preferred stock series. Management believes the Company raised the required amount of funding to maintain the existing conversion rate according to the terms of the Series B Cumulative Convertible Preferred Stock agreement. If the Company had not raised the proceeds specified in the Series B Cumulative Convertible Preferred Stock agreement, then the Company would have recorded a deemed dividend of approximately $400,000. On February 21, 2001, certain of the Series B Preferred Stockholders, referred to above, requested that the Company convert their shares of Series B Preferred Stock to common stock. The Company converted the preferred stock of those holders at a conversion rate of $2.25 per share for a total of 227,782 shares of common stock. These Series B Preferred Stockholders contend that the conversion should have resulted in the issuance of approximately 4.6 million shares and both the original complaint and counter claim remain pending. The case is inactive while the parties determine if settlement is possible.

The Company has committed to grant 60,000 warrants to an outside consultant at exercise prices ranging from $0.50 to $0.65.

NOTE 14--SUBSEQUENT EVENTS

On June 15, 2002, the Company acquired certain assets and assumed certain liabilities of Solid Systems, Inc. with an effective date of May 31, 2002. The value of assets acquired approximated the value of liabilities assumed. Accordingly, there was no consideration paid by the Company in connection with the acquisition.