Form 10QSB
period 2002-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2002-08-15
CIK 938320

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 12b-25

                                                 Commission File Number 1-13704
                                                                        -------

                           NOTIFICATION OF LATE FILING

(Check One): _____Form 10-KSB  _____Form 11-K  _____Form 20-K  __X__Form 10-QSB

____Form N-SAR
             For Period Ended:
                             ---------------------------------------------------

 ____Transition Report on Form 10-K        ____Transition Report on Form 10-Q
 ____Transition Report on Form 20-F        ____Transition Report on Form N-SAR
 ____Transition Report on Form 11-K

                     For Period Ended: June 30, 2002
--------------------------------------------------------------------------------

           Nothing in this form shall be construed to imply that the Commission has verified any information contained herein. If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:___________________________
________________________________________________________________________________


                                     PART I
                             REGISTRANT INFORMATION

Full name of registrant  Prologic Management Systems, Inc.
                         ---------------------------------
Former name if applicable
________________________________________________________________________________

Address of principal executive office (Street and number)
        3708 E. Columbia Street, Suite 110
--------------------------------------------------------------------------------
City, state and zip code   Tucson, Arizona  85714
                         -------------------------------------------------------



                                     PART II
                             RULE 12b-25 (b) AND (c)
           If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box.)

_X__ (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
_X__ (b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
____ (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                                    PART III
                                    NARRATIVE

           State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

The Company needs additional time to complete pro forma financial information and other disclosures relating to its acquisition of certain assets and liabilities from Solid Systems, Inc. in May 2002.
--------------------------------------------------------------------------------

                                     PART IV
                                OTHER INFORMATION

     (1) Name and telephone number of person to contact in regard to this notification

  James M. Heim                  (520)                          747-4100
--------------------------------------------------------------------------------
    (Name)                    (Area Code)                   (Telephone Number)

     (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been
          filed? If the answer is no, identify report(s).  __X__Yes   ____No


     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject
          report or portion thereof?   ____Yes   __X__No

           If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.



                       PROLOGIC MANAGEMENT SYSTEMS, INC.
--------------------------------------------------------------------------------
                  (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date  August 15, 2002            By  /s/  James M. Heim, Chief Executive Officer
     ----------------                -------------------------------------------