Form 10QSB/A
period 2002-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2002-08-19
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002.


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

                    Issuer's telephone number (520) 747-4100


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
Yes X  No
   ---    ---

Number of shares of common stock outstanding on June 30, 2002 was 7,275,048.


Transitional Small Business Disclosure Format:
                                                 Yes        ; No    X
                                                     ------      -------

                        Prologic Management Systems, Inc.
                                      Index


                                                                           Page

Part I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements                      3

           Condensed Consolidated Balance Sheets at June 30, 2002
           and March 31, 2002                                               3

           Condensed Consolidated Statements of Operations for the
           Three Months Ended June 30, 2002 and June 30, 2001               4

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended June 30, 2002 and June 30, 2001               5

           Notes to Condensed Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                               9



Part II.   OTHER INFORMATION                                               16

Item 1.    Legal Proceedings                                               16

Item 2.    Changes in Securities                                           16

Item 3.    Defaults upon Senior Securities                                 16

Item 4.    Submission of Matters to a Vote by Security Holders             16

Item 5.    Other Information                                               16

Item 6.    Exhibits and Reports on Form 8-K                                16
           99.1  Certification Pursuant to 18 U.S.C. SECTION 1350 of
           James M. Heim, Chief Executive Officer
           99.2  Certification Pursuant to 18 U.S.C. SECTION 1350 of
           James M. Heim, Chief Financial Officer
           99.3  Materials Relating to the Purchase by Registrant of
           Certain Assets from Solid Systems, Inc.

SIGNATURES                                                                 17

PART I.  Financial Information
Item  1.  Condensed Consolidated Financial Statements

               Prologic Management Systems, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                                                       June 30,          March 31,
                                                                                         2002               2002
                                                                                    ----------------   ---------------
ASSETS                                                                                (unaudited)

Current assets:
   Cash                                                                           $         448,431  $         81,280
   Accounts receivable, less allowance for doubtful accounts of $591,072 at
     June 30, 2002 and March 31, 2002                                                     3,502,411         2,572,634
   Inventory                                                                                343,253            42,589
   Prepaid expenses                                                                          50,588            18,358
                                                                                    ----------------   ---------------

Total current assets                                                                      4,344,683         2,714,861

Property and equipment, net                                                                 338,030           254,714
Goodwill, net                                                                               408,942           408,942
Deferred financing costs, net                                                               244,335           225,828
Other assets                                                                                269,412            92,583
                                                                                    ----------------   ---------------

TOTAL ASSETS                                                                      $       5,605,402  $      3,696,928
                                                                                    ----------------   ---------------

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Short term debt and notes payable                                              $       1,551,228  $      1,369,449
   Accounts payable                                                                       3,613,120         2,036,522
   Sales tax payable                                                                        749,013           684,164
   Accrued expenses                                                                         496,560           768,540
   Deferred maintenance revenue                                                             456,466           104,067
                                                                                    ----------------   ---------------
Total current liabilities                                                                 6,866,387         4,962,742

Long-term debt and notes payable, excluding current portion                               6,767,052         6,410,081
                                                                                    ----------------   ---------------

Total liabilities                                                                        13,633,439        11,372,823
                                                                                    ----------------   ---------------



Preferred stock:
   Series A cumulative convertible preferred stock, no par value, 16,667 shares
     authorized, 16,667 shares issued and outstanding                                       100,000           100,000
   Series B cumulative convertible preferred stock, no par value, 100,000
     shares authorized, 9,500 shares issued and outstanding                                  68,588            68,588
   Series C cumulative convertible preferred stock, no par, 100,000 shares
     authorized, 55,850 shares issued and outstanding                                       750,000           750,000
   Stock subscription receivable                                                           (191,500 )        (191,500 )
                                                                                    ----------------   ---------------

                                                                                            727,088           727,088
                                                                                    ----------------   ---------------
   Stockholders' deficit:
   Common stock, no par value, 50,000,000 shares authorized, 7,275,048 and
     7,014,591 shares issued and outstanding at June 30, 2002 and March 31,
     2002, respectively                                                                  10,205,073        10,145,168
   Warrants                                                                                 961,367           961,367
   Accumulated deficit                                                                  (19,921,565 )     (19,509,518 )
                                                                                    ----------------   ---------------

Total stockholders' deficit                                                              (8,755,125 )      (8,402,983 )
                                                                                    ----------------   ---------------

Total liabilities, preferred stock and stockholders' deficit                      $       5,605,402  $      3,696,928
                                                                                    ----------------   ---------------

                            See accompanying notes to condensed consolidated financial statements.



               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                       --------------------------------
                                                                                           2002               2001
                                                                                       -------------      -------------
                                                                                       (unaudited)         (unaudited)
Revenue:
   Hardware                                                                          $    3,718,026     $    4,127,208
   Software licenses                                                                        370,226          1,690,991
   Professional services                                                                  1,468,948          1,340,837
                                                                                       -------------      -------------
Total revenue                                                                             5,557,200          7,159,036

Cost of revenue:
   Hardware                                                                               3,358,337          3,536,381
   Software licenses                                                                        325,069          1,486,248
   Professional services                                                                    976,691            621,715
                                                                                       -------------      -------------
Total cost of revenue                                                                     4,660,097          5,644,344
                                                                                       -------------      -------------

Gross profit                                                                                897,103          1,514,692
                                                                                       -------------      -------------

Operating expenses:
   General and administrative                                                               853,099          1,061,852
   Selling and marketing                                                                    278,020            421,748
   Research and development                                                                  33,921             44,071
                                                                                       -------------      -------------

Total operating expenses                                                                  1,165,040          1,527,671
                                                                                       -------------      -------------

Operating income (loss)                                                                   (267,937)            (12,979 )
                                                                                       -------------      -------------

Other income (expense):
   Interest expense                                                                        (144,110 )         (185,055 )
   Other income (expense)                                                                        --                 --
                                                                                       -------------      -------------

Total other income (expense)                                                               (144,110 )         (185,055 )
                                                                                       -------------      -------------


Net income (loss)                                                                          (412,047 )         (198,034 )
Preferred stock dividend                                                                    (18,338 )          (22,465 )
                                                                                       -------------      -------------

Net (loss) income applicable to common stockholders                                    $   (430,385 )     $   (220,499 )
                                                                                       -------------      -------------

Weighted average number of common shares:
   Basic and diluted                                                                      7,097,594          6,858,058
                                                                                       -------------      -------------

Loss per common share:
    Basic and diluted                                                                  $      (0.06 )     $      (0.03 )



                              See accompanying notes to condensed consolidated financial statements.


               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash                                                                   Three Months Ended June 30,
                                                                                               2002              2001
                                                                                           -------------     -------------
                                                                                            (unaudited)       (unaudited)
Cash flows from operating activities:
   Net (loss)                                                                            $     (412,047 )  $     (198,034 )
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                               53,112            33,353
     Issuance of common stock for interest incurred                                                  --                --
     Issuance of warrants for services and interest incurred                                         --                --
     Change in assets and liabilities:
        Restricted Cash                                                                              --           300,000
       Accounts receivable                                                                     (111,013 )      (1,698,276 )
       Inventory                                                                                (73,910 )         (43,595 )
       Prepaid expenses                                                                         (60,191 )         (11,220 )
       Other assets                                                                              15,414          (121,942 )
       Accounts payable                                                                       1,130,922         1,819,774
       Accrued expenses                                                                        (117,436 )         467,653
       Deferred maintenance revenue                                                            (131,461 )          28,135
                                                                                           -------------     -------------

   Total adjustments                                                                            705,437           773,882
                                                                                           -------------     -------------

Net cash provided by continuing operating activities                                            293,390           575,848


Cash flows from investing activities:
   Purchase of equipment                                                                        (54,905 )          (5,584 )
                                                                                           -------------     -------------

Net cash used in investing activities                                                           (54,905 )          (5,584 )
                                                                                           -------------     -------------

Cash flows from financing activities:
   Net change in line of credit
                                                                                                149,666          (273,713 )
   Issuance of common stock                                                                          --                --
   Issuance of new debt                                                                              --            35,000
   Repayment of debt                                                                           (21,000)          (305,196 )
                                                                                           -------------     -------------

Net cash provided by (used in) financing activities                                             128,666          (543,909 )
                                                                                           -------------     -------------

Net increase (decrease) in cash                                                                 367,151            26,355

Cash, beginning of period                                                                        81,280           310,305
                                                                                           -------------     -------------

Cash, end of period                                                                      $      448,431    $      336,660
                                                                                           -------------     -------------

Supplemental statement of cash flow information:
   Cash paid during the quarter for interest                                             $       11,963    $       24,518


Non-cash financing and investing activities:
   Preferred stock dividends paid in common stock                                        $       59,905    $           --
   Acquisition of Solid Systems:
         Assets acquired                                                                 $    1,309,829    $           --
         Liabilities assumed                                                             $    1,309,829    $           --


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

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2002. The results of operations for the three month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.  Acquisition of Assets from Solid Systems, Inc.

         On June 15, 2002, the Company closed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four
         (4) additional offices and associated personnel and equipment, from Solid Systems, Inc, an information technology service provider. The offices are located in Dallas, Austin and Houston, Texas, and in New Orleans, Louisiana. The Company intends to continue the systems integration and maintenance business under the name of Solid Systems. The results of operations of Solid Systems have been included in the Company's consolidated results of operations from May 31, 2002, acquisition date, through the end of the period.

         Pursuant to the agreement, Solid Systems, Inc. assets were sold and transferred to the Company in consideration for the assumption of liabilities. The transaction was accounted for using the purchase method. Assets totaling approximately $1,309,000 included: accounts receivable ($907,000), prepaid maintenance contracts and prepaid expenses ($90,000), inventories ($227,000), trade names ($25,000) and computer equipment and furniture ($60,000). The Company intends to use the equipment and office space it acquired from Solid Systems to continue the systems integration and enterprise services business. Liabilities totaling approximately $1,309,000 included: accounts payable ($445,000), accrued expenses ($380,000) and estimated present value of amounts required to fulfill maintenance contracts ($484,000).

         In the transaction, the Company also acquired the rights to the Solid Systems Inc. mark, the solidsystems.com domain name and Solidstor mark. The Company assumed lease agreements for its Austin, Dallas and New Orleans locations. The Austin office leases 2,400 square feet of office space under a lease that expires in May 2004. The Dallas office leases 2,053 square feet of office space under a lease that expires in October 2002. The New Orleans office leases 2,400 square feet of office space under a lease that expires May 2004. The office lease for the Houston office has expired, and the Company is currently in the process of moving into new office space in Houston.

         The unaudited proforma combined historical results of operations, as if Solid Systems had been acquired at the beginning of the period, are estimated to be:

                                                                                                  Three months
                                                                            Year ended           ended June 30,
                                                                          March 31, 2002              2002
                                                                         ------------------     -----------------

         Revenue                                                           $    36,068            $     6,340
         Net loss available to common shareholders                         $   (7,522)            $     (808)
         Basic and diluted loss per share                                  $    (1.08)            $    (0.11)

         The proforma results include the operations of the Company for the year ended March 31, 2002 and three months ended June 30, 2002 and the operations of Solid Systems for the year ended December 31, 2001 and three months ended March 31, 2002 and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.


3.  Change in Methods of Procurement and Sales
         In the quarter ended September 30, 2000, the Company elected to transition its method of obtaining certain third party vendor product lines and service contracts, which impacts the presentation of the financial statements. Under this procurement method, the Company records only its markup on third party products and services; the costs of the products and the equivalent gross sale prices are not recognized. The resulting effect is a reduction in net sales and cost of sales. Gross profit and operating income is unaffected by this change. The Company has not transitioned any other sales to the procurement method and does not anticipate doing so in the upcoming quarters.

4.  Line of Credit

         During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At June 30, 2002, the Company was liable for $428,525 under this agreement.

5.  Property and Equipment
         Property and equipment as of June 30, 2002, consists of the following:

                                                      June 30, 2002          March 31, 2002
                                                      -------------         ----------------
         Furniture and leasehold improvements         $     273,481         $      253,481
         Equipment and software                           1,033,349                938,443
                                                      -------------         --------------
              Total property and equipment                1,306,830              1,191,924
         Less accumulated depreciation                      968,800                937,210
                                                      -------------         --------------
              Net property and equipment              $     338,030         $      254,714
                                                      =============         ==============


6.  Inventory
         Inventory consists primarily of third-party computer hardware and third-party software products, which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

7.  Long Term Debt
         In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and a due date of April 2, 2002. In August 2002, the Company renegotiated the balance of the note. The new note bears interest at 6% and is due in April 2004. The balance of the new promissory note at June 30, 2002 is $6,384,686 with approximately $363,000 accrued interest at June 30, 2002. The new note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note.

8.  Earnings Per Share
         FASB Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three months ended June 30, 2002 and 2001, potential common stock, consisting of stock options, warrants and convertible preferred stock are excluded from the computation of diluted earnings per share because they are antidilutive.

9.  Related Party Transactions
         During the first quarter of fiscal 2002, the Company borrowed $35,000 from an organization partially owned by an officer and shareholder; $35,000 was repaid in the fourth quarter of fiscal 2002.

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

ACQUISITION OF ASSETS FROM SOLID SYSTEMS, INC.

         On June 15, 2002, the Company closed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four (4) additional offices and associated personnel and equipment, from Solid Systems, Inc, an information technology service provider. The offices are located in Dallas, Austin and Houston, Texas, and in New Orleans, Louisiana. (See Note 2 of the Condensed Consolidated Financial Statements)

CRITICAL ACCOUNTING POLICIES

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


RESULTS OF OPERATIONS

         Net Sales. Net sales for the first quarter of fiscal 2003 were $5,557,200 compared to $7,159,036 for the same period of the prior fiscal year, a decrease of $1,601,836, or approximately 22.4%. The sales decrease was due primarily to the economic downturn that caused clients to reduce and/or defer hardware and software purchases during the quarter. Sales of third party hardware for the period were $3,718,026, a decrease of approximately 9.9% compared to third party hardware sales for the same period one year ago of $4,127,208. Sales of software licenses, which included third party licenses as well as proprietary software, were $370,226 for the period, a decrease of approximately 78.1% compared to sales of $1,690,990 for the first quarter of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $1,468,948 compared to $1,340,837 for the corresponding period of the previous fiscal year, an increase of approximately 9.6%. The Company continues to concentrate on sales of services, which carry higher margins than hardware and third party software sales.

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

         Cost of Sales. Cost of sales was $4,660,097, or 83.9% of net sales, for the quarter ended June 30, 2002, versus $5,644,344, or 78.8% of net sales, for the same period of the previous year. The overall decreased cost of sales was primarily the result of the decline in sales. The Company expects to see the margins on sales of third party products continue to decline in the long term as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

         Selling and Marketing. Selling and marketing expenses were $278,020, or 4.4% of net sales, for the three month period ended June 30, 2002, compared to $421,748, or 5.9% of net sales, for the same period of the previous fiscal year. The decrease in the amount of expenses is primarily the result of reduced commission expense related to the decrease in sales.

         General and Administrative. General and administrative expenses for the first quarter of fiscal 2003 were $853,099, or 13.5% of net sales, compared to $1,061,852, or 14.8% of net sales, for the first quarter of the previous fiscal year. The decrease in these expenses is attributable to the Company's aggressive reduction in operating expenses in the second half of fiscal 2002, in response to uncertain economic conditions. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         Research and Development. Research and development expenses were $33,921, or 0.5% of net sales, for the first quarter of fiscal 2003, as compared to $44,071, or 0.6% of net sales, for the first quarter of the previous fiscal year. Research and development includes development expenses related to enhancing the Company's application software products and providing clients with e-commerce capabilities in business-to-business operations.

         Operating Income (loss). Operating loss for the period was $267,937, or a loss of 4.8% of net sales, versus an operating loss of $12,979, or a loss of 0.2% of net sales, for the same period last year. The operating loss resulted from a reduction of sales volume in the first quarter of fiscal 2003.

         Interest Expense and Other Income. Interest expense and other income for the quarter was $144,110, compared to $185,055 for the corresponding period of the prior year. Interest expense is on both long-term and short-term debt.

         Income Taxes. The Company had no income tax expense for the first quarters of fiscal 2003 and 2002. As of June 30, 2002, the Company had Federal net operating loss carry forwards of approximately $13,330,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Income (loss). Net loss for the quarter ended June 30, 2002 was $412,047, or a loss of approximately $0.06 per share, versus $198,034, or approximately $0.03 per share, for the same period of the prior fiscal year. The net loss increase was the result of reduced sales volume.

Liquidity and Capital Resources

         At June 30, 2002 the Company had a working capital deficit of approximately $2,522,000 versus a deficit of approximately $2,248,000 at March 31, 2002. As a result of the working capital deficit at March 31, 2002 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at June 30, 2002 was $448,431.

         Cash provided by operations during the quarter ended June 30, 2002 was $293,390, compared to $575,848 for the corresponding period in fiscal 2002. This was due primarily to decreased operating income during the quarter. Cash used in investing activities was $54,905 at June 30, 2002 and $5,584 at June 30, 2001. Cash provided by financing activities for the quarter ended June 30, 2002 was $128,666, compared to cash used in financing activities of $543,909 for the corresponding period in fiscal 2002. The improvement resulted primarily from increased borrowings under a long-term debt arrangement and the lack of any significant issuances of equity.

         At June 30, 2002, the Company had current debt obligations, or debt that will become due within twelve months, of $1,531,228. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity, debt financing, or deferment of debt repayment to maintain current operations and service current debt. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing. The Company has no commitments at this time from third parties for any such financing.

         During the three months ended June 30, 2002, the Company purchased approximately $55,000 of capital equipment and software.

         Historically the Company has been unable to generate sufficient internal cash flows to support operations, and has been dependent upon outside capital sources to supplement cash flow. New equity investments, lines of credit and other borrowings, and credit granted by its suppliers have enabled the Company to sustain operations over the past several years. In August 1998, the Company had failed to meet the "continued listing criteria" established by NASDAQ and the Company's securities were delisted from the NASDAQ Small Cap Market. The subsequent lack of shareholder liquidity in the Company's securities has materially adversely affected the Company's ability to attract equity capital. Additionally, the lack of capital resources has precluded the Company from effectively executing its strategic business plan. The ability to raise capital and maintain credit sources is critical to the continued viability of the Company.

         During fiscal year 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company have an interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 in proceeds, $220,780 represented conversion of debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt and $337,720 in cash payments, the Company has received $558,500, representing 55,850 shares of the Series C Preferred Stock, and has extended the due date for the remaining $191,500.

         During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. The agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At June 30, 2002, the Company was liable for $428,525 under this agreement.

         During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company's trade payables to the vendor into a promissory note. The promissory note included interest at 11%. At June 30, 2001, the principal balance was approximately $723,000.

         During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 of our outstanding shares being returned to the Company and cancelled, and $100,000 in settlement expense cost reimbursement to Sunburst, of which, $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of June 30, 2002, the principle balance of this note remains $75,000.

         In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and a due date of April 2, 2002. In the second quarter of fiscal 2002, the Company renegotiated the balance of the note. The new note bears interest at 6% and is due in April 2003. The balance of the new promissory note at June 30, 2002 is $6,384,686 with approximately $363,000 accrued interest at June 30, 2002. The new note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note.

         During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principle was repaid. The interest rate on the notes is 2% per month. As of June 30, 2002, the remaining principle balance on these notes, which is currently due, was $108,000.

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

         In addition to the Company's recent expansion into Texas and Louisiana, as reported in the Company's Form 10-KSB for the fiscal year ended March 31, 2002, the Company is considering the acquisition of one or more systems integration/high technology service companies in other regions of the United States to increase its market coverage, sales and profitability. In conjunction with any acquisition(s), the Company would need to raise equity capital to provide additional working capital for the consolidated entity. The Company has no commitments at this time from third parties for any such acquisition(s) or financing.


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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company believes the adoption of this Statement will have no material impact on its financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. PGE NEG will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.

Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

         Management's discussion and analysis in this Form 10-QSB and the exhibits included herein should be read in conjunction with the audited Consolidated Financial Statements as filed in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002. Except for the historical information contained herein, the matters discussed in this Form 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

PART II. Other Information

Item 1.  Legal Proceedings

         There have been no material developments in the matter, Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999, previously reported in the Company's reports on 10-QSB.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote by Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.   Exhibits and Reports on Form 8-K

         A.    Exhibits filed herewith:
                 99.1 Certification Pursuant to 18 U.S.C. SECTION 1350 of James M. Heim, Chief Executive Officer
                 99.2 Certification Pursuant to 18 U.S.C. SECTION 1350 of James M. Heim, Chief Financial Officer
                 99.3 Materials Relating to the Purchase by Registrant of Certain Assets from Solid Systems, Inc.

         B.     Reports:
                No reports on Form 8-K were filed during the quarter ended June 30, 2002.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIC MANAGEMENT SYSTEMS, INC.



        DATED: August 15, 2002          By:     /s/  James M. Heim
                                              ------------------------------
                                                     James M. Heim
                                                     Chief Executive Officer
                                                     Chief Financial Officer

Exhibit 99.1 to 10-QSB

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the quarterly report of Prologic Management Systems, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Heim, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                        /s/  James M. Heim
                                        ---------------------------------
                                        James M. Heim
                                        Chief Executive Officer
                                        Prologic Management Systems, Inc.
                                        August 15, 2002

Exhibit 99.2 to 10-QSB

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the quarterly report of Prologic Management Systems, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Heim, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                         /s/  James M. Heim
                                         ---------------------------------
                                         James M. Heim
                                         Chief Financial Officer
                                         Prologic Management Systems, Inc.
                                         August 15, 2002

                           Exhibit 9.3 to form 10-QSB


         Purchase by Prologic Management Systems, Inc. of certain assets from Solid Systems, Inc.


                                     Index


                                                               Page Number(s)
Description of Transaction                                          2-3


Prologic Management Systems, Inc.
       Proforma Statement of Operations
         Year ended March 31, 2002                                    4

       Proforma Statement of Operations
       Three months ended June 30, 2002                               5

Solid Systems, Inc. Legacy Operations
         Divisional Statements of Net Assets
       December 31, 2001 and March 31, 2002                        6-15

Description of Transaction

Acquisition of Assets from Solid Systems, Inc.

         On June 15, 2002, the Company closed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four (4) additional offices and associated personnel and equipment, from Solid Systems, Inc, a systems integration and maintenance service provider. The offices are located in Dallas, Austin and Houston, Texas, and in New Orleans, Louisiana. The Company intends to continue the systems integration and maintenance business under the name Solid Systems Division of Basis. Inc.

         Pursuant to the agreement, Solid Systems Inc. assets were sold and transferred to the Company in consideration for the assumption of liabilities. The transaction was accounted for using the purchase method. Assets totaling approximately $1,300,000 included: accounts receivable, prepaid maintenance contracts and prepaid expenses, computer equipment, and office equipment and furniture. The Company intends to use the equipment and office space it acquired from Solid Systems to continue the systems integration and enterprise services business. Liabilities totaling approximately $1,300,000 included: accounts payable, accrued expenses, deferred revenue and sales tax expense.

         In the transaction, the Company also acquired the rights to the Solid Systems Inc. mark, the solidsystems.com domain name and Solidstor mark. The Company assumed lease agreements for its Austin, Dallas and New Orleans locations. The Austin office leases 2,400 square feet of office space under a lease that expires in May 2004. The Dallas office leases 2,053 square feet of office space under a lease that expires in October 2002. The New Orleans office leases 2,400 square feet of office space under a lease that expires May 2004. The office lease for the Houston office has expired, and the Company is currently in the process of moving into new office space in Houston.

Narrative Description of the accompanying Proforma Statements

The objective of the proforma financial information is to provide investors and others with information about the continuing impact of the transaction by showing how it might have affected historical financial statements if the transaction had been consummated on April 1, 2001, the beginning of the prior fiscal year of Prologic The proforma operating statements present the way Prologic statements would have changed for the fiscal year ended March 31, 2002, by adding together the Prologic results for the year ended March 31, 2002, with the Solid Systems, Inc Legacy Operations for the year (in this case the Solid Systems, Inc. Legacy Operations numbers used are for their year ended December 31, 2001) after making adjustments which give effect to events that are (i) directly attributable to the transaction, (ii) expected to have a continuing impact on Prologic, and (iii) are factually supportable. No adjustments have been made to the Pro-Forma Statement of Operations for the Year Ended March 31, 2002. The adjustments made in the Pro-Forma Statement of Operations for the Three Months ended June 30, 2002, are adjustments made to exclude from the Prologic actual June 30, 2002, Operating Statement the activity from the operation by Prologic of the Legacy Business during June 2002.

The proforma results are not necessarily indicative of what actually would have occurred if the transaction had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

Future Operations

Solid Systems, Inc's Legacy Operations ("Legacy Operations" is the description used by Solid Systems, Inc. to describe their systems integration, professional services and maintenance business) was engaged in the same business as Basis, Inc., a wholly owned subsidiary of Prologic Management Systems, Inc. Upon the acquisition by Prologic of the "Legacy Division", Prologic has continued the business as the Solid Systems Division of Basis, Inc. The location, personnel, customers, products and service have essentially remained the same.

A change that has occurred subsequent to acquisition is that Prologic and its' subsidiary Basis, Inc. now provide accounting, administrative and management services at a much lower cost than was being allocated by Solid Systems, Inc. to the Legacy Operations. This has the effect of reducing the corporate overhead allocated to the division with a corresponding increase in reported operating income from the division. Prologic has not been required to add substantial cost to its corporate overhead to provide such services to the division nor does it anticipate that it will be necessary to do so in the future other than increases required to support increased sales.


                        Prologic Management Systems, Inc
                        Pro Forma Statement of Operations
                            Year ended March 31, 2002
                    (Dollars in thousands, except share data)
                             Prologic Solid Systems

                                                 Actual            Actual
                                               Year-ended        Year-ended      Pro Forma       Pro Forma
                                             March 31, 2002    Dec. 31, 2002    Adjustments    Consolidation
                                             --------------    -------------    -----------    -------------
Revenues
              Hardware                           11,741             9,219            -             20,960
              Licenses                            3,140             1,737            -              4,877
              Services                            4,570             5,661            -             10,231
                                             --------------    -------------    -----------    -------------
              Total Net Revenue                  19,451            16,617            -             36,068

Cost of Sales
              Hardware                           10,237             8,172            -             18,409
              Licenses                            2,709             1,276            -              3,985
              Services                            2,119             4,556            -              6,675
                                             --------------    -------------    -----------    -------------
              Total Cost of Sales                15,065            14,004            -             29,069

              Gross Margin                        4,386             2,613            -              6,999

Operating Expenses
              Selling and Marketing               1,680             1,536                           3,216
              General and Administrative          4,413             3,564                           7,977
              Research and Development              150                                               150
              Write Down of Assets                                  2,029                           2,029
              Depreciation & Amortization             -               417                             417
              Loss on disposal of property                            (23)           -                (23)
                                             --------------    -------------    -----------    -------------
                Total Operating Expenses          6,243             7,546            -             13,789

              Operating Income (Loss)            (1,857)           (4,933)           -             (6,790)

              Interest Income (expense)            (661)                -                            (661)
                                             --------------    -------------    -----------    -------------

Income (loss)                                    (2,518)           (4,933)           -             (7,451)

Preferred Stock Dividend                              -

Cumulative Preferred Stock Dividend                 (71)                                              (71)
                                             --------------    -------------    -----------    -------------

Net loss available to Common                     (2,589)           (4,933)           -             (7,522)
                                             ==============    =============    ===========    =============

Weighted Avg. # of Shs. Outstanding           6,938,576                                         6,938,576


Net Income (loss) Per Common Share                (0.37)                                            (1.08)

             Note to Proforma Statement

             The proforma statement results are not necessarily indicative of what would have occurred if the acquisition had occurred at the beginning of the fiscal year, nor are they necessarily indicative of future results. Prologic did not acquire assets from SSI that could have resulted in the depreciation expense shown above, nor did Prologic acquire any of the SSI corporate assets, personnel or expenses that resulted in the SSI corporate allocations to G & A and Selling and Marketing during the period. Also, the Write Down of Assets would not have occurred if Prologic had consummated the transaction as of April 1, 2001, since Prologic only acquired $85,000 of assets from SSI.


                                           Prologic Management Systems, Inc
                                             Pro Forma Statement of Operations
                                             Three months ended June 30, 2002
                                         (Dollars in thousands, except share data)

                                          Prologic          Solid Systems
                                           Actual               Actual              Pro Forma               Pro Forma
                                        Three months         Three months
                                        ended 6/30/02       ended 3/31/02          Adjustments            Consolidation
Revenues
             Hardware                       3,718                 555                (307)      (2)            3,966
             Licenses                         370                  75                 (21)      (2)              424
             Services                       1,469                 610                (129)      (2)            1,950
                                       --------------      --------------        --------------         -----------------
             Total Net Revenue              5,557               1,240                (457)                     6,340

Cost of Sales
             Hardware                       3,358                 493                (279)      (2)            3,572
             Licenses                         325                  65                 (21)      (2)              369
             Services                         977                 461                 (32)      (2)            1,406
                                       --------------      --------------        --------------         -----------------
             Total Cost of Sales            4,660               1,019                (332)                     5,347

             Gross Margin                     897                 221                (125)                       993

Operating Expenses
             Selling and Marketing            278                 197                 (32)      (2)              443
             General and Administrative       853                 365                (118)      (2)            1,100
             Research and Development          34                                                                 34
             Depreciation & Amortization        -                  62                                             62
                                       --------------      --------------        --------------         -----------------
                                            1,165                 624                (150)                     1,639

             Operating Income (Loss)         (268)               (403)                 25                       (646)

             Interest Income (expense)       (144)                  -                                           (144)
                                       --------------      --------------        --------------         -----------------

Income (loss)                                (412)               (403)                 25                       (790)

Preferred Stock Dividend                        -

Cumulative Preferred Stock Dividend           (18)                                                               (18)
                                       --------------      --------------        --------------         -----------------

Net loss available to Common                 (430)               (403)                 25                       (808)
                                       ==============      ==============        ==============         =================

Weighted Avg. # of Shs. Outstanding     7,097,594                                                          7,097,594

Net Income (loss) Per Common Share          (0.06)                                                             (0.11)


Footnotes to Proforma Statement
(1) The proforma statement results are not indicative of what would have occurred if the acquisition had occurred at the beginning of the fiscal quarter, nor are they indicative of future results.
            Solid Systems, Inc. had begun a plan of liquidation after December 31, 2001, and did not actively market or sell products or services after that date. In addition, Prologic did not acquire assets from SSI that could have resulted in the depreciation expense shown above, nor did Prologic acquire any of the SSI corporate assets, personnel or expenses that resulted in the SSI corporate allocations to G & A and Selling and Marketing during the period.

(2) Operations of Solid Systems from the date of acquisition, May 31, 2001, through June 30, 2002 excluded to avoid double counting.

                               SOLID SYSTEMS, INC.
                                Legacy Operations

                       Divisional Statements of Net Assets

                      December 31, 2001 and March 31, 2002

                   (With Independent Auditors' Report Thereon)

Independent Auditors' Report



The Board of Directors and Stockholders
Solid Systems, Inc.:


We have audited the accompanying balance sheet of Solid Systems, Inc. Legacy Operations as of December 31, 2001, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solid Systems, Inc. Legacy Operations as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                    KPMG LLP

July 25, 2002

                               SOLID SYSTEMS, INC.
                                LEGACY OPERATIONS

                                 Balance Sheets
                             (Dollars in thousands)


                                                                                December 31,                   March 31,
                                                                                    2001                         2002
                                                                            ----------------------       ----------------------
                                                                                                              (Unaudited)

Assets

Current Assets:
   Cash and cash equivalents...........................................          $         -                  $         -
   Trade accounts receivable, net of allowance for doubtful
      accounts of $142 and $148 as of December 31, 2001
      and March 31, 2002, respectively.................................                1,789                          851
   Inventories.........................................................                   71                           82
   Prepaid expenses and other current assets...........................                  265                          249
                                                                            ----------------------       ----------------------

Total current assets...................................................                2,125                        1,182

Net property and equipment (note 3)....................................                  166                          134
                                                                            ----------------------       ----------------------

               Total assets............................................          $     2,291                  $     1,316
                                                                            ======================       ======================

Liabilities and Net Assets

Current Liabilities:
   Trade accounts payable..............................................          $     1,468                  $       623
   Accrued expenses....................................................                  463                          351
   Deferred revenue....................................................                  545                          534
                                                                            ----------------------       ----------------------

Total current liabilities..............................................                2,476                        1,508

Net assets.............................................................                 (185)                        (192)
                                                                            ----------------------       ----------------------

               Total liabilities and net assets........................          $     2,291                  $     1,316
                                                                            ======================       ======================

See accompanying notes to financial statements.



                               SOLID SYSTEMS, INC.
                                LEGACY OPERATIONS

                            Statements of Operations
                             (Dollars in thousands)




                                                               Year Ended                   Three-Month
                                                                                           Period Ended
                                                              December 31,                   March 31,
                                                                  2001                         2002
                                                          ----------------------       ----------------------
                                                                                            (Unaudited)

Revenue:
   Hardware..........................................          $     9,219                  $       555
   Professional services.............................                5,661                          610
   Software..........................................                1,737                           75
                                                          ----------------------       ----------------------
Total revenue........................................               16,617                        1,240

Cost of revenue:
   Hardware..........................................                8,172                          493
   Professional services.............................                4,556                          461
   Software..........................................                1,276                           65
                                                          ----------------------       ----------------------
Total cost of revenue................................               14,004                        1,019
                                                          ----------------------       ----------------------

Gross profit.........................................                2,613                          221

Operating expenses:
   General and administrative........................                3,564                          365
   Sales and marketing...............................                1,536                          197
   Depreciation and amortization.....................                  417                           62
   Write down of assets due to impairment............                2,029                            -
                                                          ----------------------       ----------------------
Total costs and expenses.............................                7,546                          624
                                                          ----------------------       ----------------------

Operating loss.......................................               (4,933)                        (403)

Loss on disposal of property and equipment...........                  (23)                           -
                                                          ----------------------       ----------------------

Loss before income taxes.............................               (4,956)                        (403)

Income taxes.........................................                    -                            -
                                                          ----------------------       ----------------------

Net loss.............................................               (4,956)                        (403)

Net assets, beginning of period......................                3,406                         (185)

Contribution from Solid Systems, Inc.................                1,365                          396
                                                          ----------------------       ----------------------

Net assets, end of period............................          $      (185)                 $      (192)
                                                          ======================       ======================


                               SOLID SYSTEMS, INC.
                                LEGACY OPERATIONS

                            Statements of Cash Flows
                             (Dollars in thousands)



                                                                                Year Ended                   Three-Month
                                                                                                            Period Ended
                                                                               December 31,                   March 31,
                                                                                   2001                         2002
                                                                          ------------------------     ------------------------
                                                                                                              (Unaudited)
Cash flows from operating activities:
   Net loss..........................................................           $    (4,956)                 $      (403)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
         Depreciation and amortization...............................                   417                           62
         Write-down of assets due to impairment......................                 2,029                            -
         Loss on sale of property and equipment......................                    23                            -
         Changes in assets and liabilities:
            Trade accounts receivable, net...........................                 6,533                          938
            Inventories..............................................                   378                          (11)
            Prepaid expenses and other current assets................                   352                           16
            Trade accounts payable...................................                (4,861)                        (845)
                                                                                       (358)                        (112)
            Accrued expenses.........................................                     )
            Deferred revenue.........................................                  (904)                         (11)
                                                                          ------------------------     ------------------------

Net cash used in operating activities................................                (1,347)                        (366)

Cash flows from investing activities:
   Purchases of property and equipment...............................                   (18)                         (30)

Cash flows from financing activities:
   Contribution from Solid Systems, Inc..............................                 1,365                          396
                                                                          ------------------------     ------------------------

Net increase (decrease) in cash and equivalents......................                     -                            -

Cash and cash equivalents, beginning of period.......................                     -                            -
                                                                          ------------------------     ------------------------

      Cash and cash equivalents, end of period.......................           $         -                  $         -
                                                                          ========================     ========================


                           Exhibit 99.3 to form 10-QSB


                                       15
1.     The Company
       These financial statements reflect the results of operations and financial position of the Systems Integration and Enterprise Support Services lines of business of Solid Systems, Inc. ("SSI"). For purposes of these financial statements, the aforementioned Systems Integration and Enterprise Support Services lines of business are referred to as the "Legacy Operations" or "the Company."

       SSI provides information technology ("IT") and data center services to customers in Texas and Louisiana. SSI is headquartered in Houston, Texas and maintains sales and technical support offices in Austin, Texas; Dallas, Texas and New Orleans, Louisiana. In May 2001, SSI commenced principle operations of commercial data centers in Houston and Baton Rouge, Louisiana.

       Services offered by the Company include:

          o Enterprise Support - The Company's team of technically certified engineers provide customers with a variety of computer integration, installation and maintenance services. Integration and installation services are typically provided on a time and materials basis. Maintenance services, which include helpdesk, hardware and software support and break/fix services, are provided pursuant to contractual terms executed with each customer. Such contracts are typically one year in length and are prepaid by the customer at the beginning of the contract term.

          o Systems Integration - These services include hardware and software procurement, system/network design and configuration and implementation. The Company offers products from many leading hardware and software providers including Sun Microsystems, Oracle, Hewlett Packard and Veritas.

       Subsequent to December 31, 2001, SSI began a voluntary liquidation of its operations. In connection therewith, on June 17, 2002, SSI's Legacy Operations were sold to Prologic Management Systems, Inc. ("Prologic"). Prologic, an Arizona corporation, provides commercial systems integration and professional and software development services to customers in Arizona, California and Oregon. As a result of this sale and the expected continuance of these operations, the accompanying financial statements have been prepared assuming that the Legacy Operations are a going concern.

       These financial statements have been prepared on a carve-out basis by aggregating the historical financial information of the Legacy Operations as if these operations were a discrete operation for the periods presented. The Legacy Operations are not a separate legal entity and have not been separately financed. SSI has not maintained separate cash accounts for any of its operations, including the Legacy Operations. Therefore, all cash receipts and disbursements have been recorded through the cash accounts of SSI. As the Legacy Operations have generated negative cashflow from operations, these operations have been in a negative cash position. Contributions to support the working capital needs of the Legacy Operations have been treated as contributions to net assets.

2.     Summary of Significant Accounting Policies

       Allocated Expenses

       Sales and marketing and general and administrative expenses include the allocation of corporate overhead costs by SSI. These costs, which principally consist of personnel, accounting, legal and corporate office expenses, were allocated based upon headcount. For the year ended December 31, 2001 and the three-month period ended March 31, 2002, sales and marketing expenses include allocated expenses totaling $350,000 and $27,000, respectively. Allocated general and administrative expenses aggregated $2,536,000 and $307,000 during those same periods.


                See accompanying notes to financial statements.

       Unaudited, Interim Financial Statements

       The unaudited financial statements as of March 31, 2002 and for the three-month period then ended include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

       Inventories

       Inventories are stated at the lower of specific cost or market, determined using the first-in, first-out method. As of each of December 31, 2001 and March 31, 2002, inventories consisted of computer hardware held for resale.

       Property and Equipment

       Property and equipment are stated at cost. Maintenance and minor repairs and replacements are charged directly to expense as incurred; major renewals and betterments are capitalized.

       Depreciation of property and equipment is computed on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives of the Company's assets are as follows:

                   Tool and test equipment                 5 years
                   Furniture and fixtures                  7 years
                   Leasehold improvements              3 - 5 years
                   Maintenance equipment                   3 years


       Income Taxes

       Income taxes are accounted for utilizing the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when management cannot determine whether or not it is more likely that the net deferred tax asset will be realized.

2.     Summary of Significant Accounting Policies - Continued

       As the Legacy Operations are not a separate legal entity, but are rather a line of business of SSI, there is no separate tax reporting for the Legacy Operations. However for the preparation of these financial statements, income tax was calculated as if the Legacy Operations had filed a separate income tax return.

       Revenue Recognition

       The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, Software Revenue Recognition, as amended, which identifies four essential criteria that must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fee for the arrangement is fixed or determinable; and 4) collectibility is reasonably assured. The Company uses customer purchase orders and contracts to evidence arrangements with customers.

       Revenues related to Systems Integration activities consist of hardware and software sales. These revenues are recognized at the point of delivery. Professional services revenues include Enterprise Support Service revenues, as well as revenues from consulting services, which are recognized at the time the service is performed. Enterprise Support Service revenues consist of hardware maintenance and repair contract revenues. The total amount of the contract is typically prepaid by the customers at the beginning of the contract period. The Company recognizes revenue under these contracts ratably over the contract term.

       Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

       The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2001, the Company recognized an impairment loss related to certain inventory and fixed assets totaling approximately $2.0 million.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     Property and Equipment

       Property and equipment consisted of the following as of December 31, 2001 and March 31, 2002 (in thousands):

                                                    December 31, 2001    March 31, 2002
                                                   ------------------- -------------------

                                                                          (Unaudited)

Furniture and fixtures.............................   $     1,036         $     1,036
Tools and test equipment...........................           791                 791
Maintenance equipment..............................             -                  30
Leasehold improvements.............................            91                  91
                                                   ------------------- -------------------

                                                            1,918               1,948
Less accumulated depreciation and
    amortization...................................        (1,752)             (1,814)
                                                   ------------------- -------------------

                                                      $       166         $       134
                                                   =================== ===================


4.     Accrued Expenses

       Accrued expenses consisted of the following as of December 31, 2001 and March 31, 2002 (in thousands):

                                                    December 31, 2001     March 31, 2002
                                                   ------------------- -------------------

                                                                          (Unaudited)


Sales tax payable..................................   $       169         $       143
Accrued commissions................................            82                  44
Accrued expenses...................................           212                 164
                                                   ------------------- -------------------

                                                      $       463         $       351
                                                   =================== ===================

5.     Leases

       SSI leases office space to support the Legacy Operations under noncancelable operating leases with third parties expiring in various years through 2004. Future minimum lease payments under these noncancelable operating leases related to the Legacy Operations as of December 31, 2001 approximated $84,000 in 2002, $53,000 in 2003 and
       $22,000 in 2004.

       Rental expense under the Legacy Operations' operating leases for the year ended December 31, 2001 and the three-month period ended March 31, 2002 approximated $191,000 and $25,000, respectively.

6.     Income Taxes

       The Legacy Operations' primary temporary differences relate to its allowance for doubtful accounts, differences in depreciation of property and equipment and net operating loss carryforwards. As of December 31, 2001 and March 31, 2002, the Legacy Operations have recorded a valuation allowance against the full amount of its deferred tax assets as management has determined that it is more likely than not that the Company will not be able to utilize these assets.

7.     Defined Contribution Plan

       SSI maintains a 401(k) retirement plan for the benefit of its employees. Under the plan and trust document, eligible employees may contribute up to 15% of their compensation to this plan. SSI may elect a discretionary contribution equal to a percentage of compensation. The employee's annual contributions are limited under IRS regulations.

       During the year ended December 31, 2001, the Legacy Operations made contributions totaling $96,000 to the 401(k) plan on behalf of Legacy Operations employees. Such amounts have been included in operating expenses in the accompanying statement of operations. No contributions were made to the 401(k) plan during the three months ended March 31, 2002.

8.     Business and Credit Concentrations

       SSI maintains cash balances in one financial institution that frequently exceed federally insured limits.

       Approximately 35% and 58% of the Legacy Operations' sales for the year ended December 31, 2001 and the three months ended March 31, 2002, respectively, were derived from ten customers. Approximately 59% and 44% of accounts receivable at December 31, 2001 and March 31, 2002, respectively, were due from the Legacy Operations' five largest customer account balances. Management estimates an allowance for doubtful accounts based on the credit-worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Legacy Operations' estimate of its bad debts.

9.     Commitments and Contingencies

       SSI is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Legacy Operations' consolidated financial position, results of operations or liquidity.