Form 10QSB
period 2002-09-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2002-11-13
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002.



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

                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X No____ .


Number of shares of common stock outstanding on September 30, 2002 was 7,275,048.


Transitional Small Business Disclosure Format:
                                                      Yes ______ ; No ___X___ .



                        Prologic Management Systems, Inc.
                                      Index


                                                                                                                            Page
                                                                                                                            ----
Part I.                    FINANCIAL INFORMATION                                                                             3

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and March 31, 2002                    3


               Condensed Consolidated Statements of Operations for the Three and
               Six Months Ended September 30, 2002 (unaudited) and September
               30, 2001 (unaudited)                                                                                          4

               Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended September 30, 2002 (unaudited) and September 30,
               2001 (unaudited)                                                                                              5

               Notes to Condensed Consolidated Financial Statements                                                          6

Item 2.        Management's Discussion and Analysis of Results of Operations and Financial Condition                         9


Item 3.        Controls and Procedures                                                                                      15


Part II.       OTHER INFORMATION                                                                                            16

Item 1.        Legal Proceedings                                                                                            16

Item 2.        Changes in Securities                                                                                        16

Item 3.        Defaults upon Senior Securities                                                                              16

Item 4.        Submission of Matters to a Vote by Security Holders                                                          16

Item 5.        Other Information                                                                                            16

Item 6.        Exhibits and Reports on Form 8-K                                                                             16


SIGNATURES                                                                                                                  17

PART I.  Financial Information
Item  1.  Condensed Consolidated Financial Statements

               Prologic Management Systems, Inc. and Subsidiaries
                    Condensed and Consolidated Balance Sheets

                                                                                     September 30, 2002         March 31, 2002
                                                                                    ----------------------    -------------------
ASSETS                                                                                   (unaudited)
Current assets:
    Cash                                                                                      $    35,791          $      81,280
    Accounts receivable, less allowance for doubtful accounts of
       $591,072 at September 30, 2002 and at March 31, 2002                                     2,358,528              2,572,634
    Inventory                                                                                     253,785                 42,589
    Prepaid expense                                                                                80,400                 18,358
                                                                                    ----------------------    -------------------
Total current assets                                                                            2,728,504              2,714,861

Property and equipment, net                                                                       384,691                254,714
Goodwill, net                                                                                     408,942                408,942
Deferred financing costs, net                                                                     136,311                225,828
Other assets                                                                                      327,028                 92,583
                                                                                    ----------------------    -------------------
Total assets                                                                                  $ 3,985,476          $ 3,696,928
                                                                                    ----------------------    -------------------

Liabilities, Preferred Stock AND Stockholders' Deficit
Current Liabilities
    Short term debt and notes payable                                                         $ 1,967,163          $ 1,369,449
    Accounts payable                                                                            2,732,477              2,036,522
    Sales tax payable                                                                             638,995                684,164
    Accrued expenses                                                                              454,042                768,540
    Deferred maintenance revenue                                                                  375,918                104,067
                                                                                    ----------------------    -------------------
Total current liabilities                                                                       6,168,595              4,962,742

Long term debt and notes payable, excluding current portion                                     6,848,046              6,410,081
                                                                                    ----------------------    -------------------
Total liabilities                                                                              13,016,641             11,372,823

Preferred Stock
    Series A Cumulative Convertible Preferred Stock, no par value,
        16,667 shares authorized, 16,667 shares issued and outstanding                            100,000                100,000
    Series B Cumulative Convertible Preferred Stock, no par value,
        100,000 shares authorized, 9,500 shares issued and outstanding                             68,588                 68,588
    Series C Cumulative Convertible Preferred Stock, no par value,
        100,000 shares authorized, 55,850 shares issued and outstanding                           750,000                750,000
    Stock subscription receivable                                                               (191,500)              (191,500)
                                                                                    ----------------------    -------------------
                                                                                                  727,088                727,088
                                                                                    ----------------------    -------------------
Stockholders deficit
    Common stock, no par value, 50,000,000 shares authorized,
        7,275,048 and 7,014,591 shares issued and outstanding at
        September 30, 2002 and March 31, 2002, respectively                                    10,205,073             10,145,168
    Warrants                                                                                      961,367                961,367
    Accumulated deficit                                                                      (20,924,693)           (19,509,518)
                                                                                    ----------------------    -------------------
Total stockholders' deficit                                                                   (9,758,253)            (8,402,983)
                                                                                    ----------------------    -------------------
Total liabilities and stockholders' deficit                                                  $ 3,985,476            $ 3,696,928
                                                                                    ----------------------    -------------------

See accompanying notes to condensed consolidated financial statements.



               Prologic Management Systems, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Operations

                                                              Three Months Ended                  Six Months Ended
                                                                 September 30,                      September 30,
                                                            2002              2001             2002              2001
                                                        --------------    -------------    --------------    --------------
                                                         (unaudited)       (unaudited)      (unaudited)       (unaudited)
Revenue:
    Hardware                                         $      1,955,117  $     5,137,747  $      5,673,143  $      9,264,955
    Software licenses                                         631,520          513,594         1,001,746         2,204,585
    Professional services                                   1,130,198          889,389         2,599,146         2,230,226
                                                        --------------    -------------    --------------    --------------
Total revenue                                               3,716,835        6,540,730         9,274,035        13,699,766

Cost of revenue:
    Hardware                                                1,798,928        4,631,460         5,157,264         8,167,843
    Software licenses                                         548,419          437,221           873,488         1,923,470
    Professional services                                     684,621          266,956         1,661,312           888,670
                                                        --------------    -------------    --------------    --------------
Total cost of revenue                                       3,031,968        5,335,637         7,692,064        10,979,983
                                                        --------------    -------------    --------------    --------------

        Gross profit                                          684,867        1,205,093         1,581,971         2,719,783
                                                        --------------    -------------    --------------    --------------

Operating expenses:
    General and administrative                              1,191,003        1,140,621         2,044,102         2,202,472
    Selling and marketing                                     308,256          570,001           586,276           991,750
    Research and development                                   35,751           43,248            69,672            87,319
                                                        --------------    -------------    --------------    --------------
Total operating expenses                                    1,535,010        1,753,870         2,700,050         3,281,541
                                                        --------------    -------------    --------------    --------------
Operating loss                                              (850,143)        (548,777)       (1,118,079)         (561,758)
                                                        --------------    -------------    --------------    --------------

Interest and other income (expense):
    Interest expense                                        (152,814)         (54,836)         (299,014)         (239,891)
    Other income (expense)                                      1,800               --             3,890                --
                                                        --------------    -------------    --------------    --------------
Total other income (expense)                                (151,014)         (54,836)         (295,124)         (239,891)
                                                        --------------    -------------    --------------    --------------

Net loss                                                  (1,001,157)        (603,613)      (1,413,203)          (801,649)
Preferred stock dividend                                     (18,338)         (22,465)          (36,676)          (44,930)
                                                        --------------    -------------    --------------    --------------
Net loss available to common
    Stockholders                                     $    (1,019,495)  $     (626,078)  $    (1,449,879)  $      (846,579)
                                                        --------------    -------------    --------------    --------------

Weighted average number of common shares:
    Basic and diluted                                       7,275,048        6,867,841         7,230,806         6,863,003
                                                        --------------    -------------    --------------    --------------

Loss per common share:
    Basic and diluted                                $         (0.14)  $        (0.09)  $         (0.20)  $         (0.12)


See accompanying notes to condensed consolidated financial statements.



               Prologic Management Systems, Inc. and Subsidiaries
               Condensed and Consolidated Statements of Cash Flows

                                                                                    Six months ended September 30,
INCREASE (DECREASE) IN CASH                                                           2002                  2001
                                                                                ------------------     ---------------
                                                                                   (unaudited)            (unaudited)
Cash flows from operating activities:
    Net loss                                                                $         (1,413,203)  $        (765,949)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                                   114,226              74,307
          Changes in assets and liabilities, net of business acquired:
                Restricted cash                                                                --             300,000
                Accounts receivable                                                       263,399           1,158,540
                Inventory                                                                  15,558              61,820
                Prepaid expenses                                                         (38,559)            (18,066)
                Other assets                                                             (95,499)            (50,539)
                Accounts payable                                                          798,141         (1,827,269)
                Accrued expenses                                                        (389,229)             168,621
                Deferred maintenance revenue                                              116,074            (26,880)
                                                                                ------------------     ---------------
                           Total adjustments                                              784,112           (159,466)
                                                                                ------------------     ---------------
Net cash provided by (used in) operating activities                                     (629,091)           (925,415)

Cash flows from investing activities:
    Purchase of equipment                                                               (141,159)            (37,013)
                                                                                ------------------     ---------------
Net cash provided by (used in) investing activities                                     (141,159)            (37,013)
                                                                                ------------------     ---------------

Cash flows from financing activities:
    Net change in line of credit                                                          579,356           (275,049)
    Issuance of new debt                                                                  192,605           1,059,686
    Repayment of debt                                                                    (47,199)            (62,101)
                                                                                ------------------     ---------------
Net cash provided by (used in) financing activities                                       724,761             722,536
                                                                                ------------------     ---------------

Net increase (decrease) in cash                                                          (45,489)           (239,892)

Cash, beginning of period                                                                  81,280             310,305
                                                                                ------------------     ---------------

Cash, end of period                                                         $              35,791  $           70,413
                                                                                ------------------     ---------------

Supplemental statement of cash flow information:
    Cash paid during the period for interest                                $              31,074  $           52,759
    Cash paid during the period for taxes                                                      --                  --

Non-cash financing and investing activities:
     Preferred stock dividends paid in common stock                                        13,458                  --
     Acquisition of Solid Systems:
          Assets acquired                                                               1,309,829                  --
          Liabilities assumed                                                           1,309,829                  --
     Issuance of common stock for services rendered                                            --              35,700
     Warrants issued as deferred financing cost                             $                  --  $          210,000

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

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2002. The results of operations for the three and six-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As previously reported, the Company has suffered recurring losses from operations and has negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

2.  Acquisition of Assets from Solid Systems, Inc.
         On June 15, 2002, the Company closed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four
         (4) additional offices and associated personnel and equipment, from Solid Systems, Inc, an information technology service provider. The offices are located in Dallas, Austin and Houston, Texas, and in New Orleans, Louisiana. The Company intends to continue the systems integration and maintenance business under the name of Solid Systems. The results of operations of Solid Systems have been included in the Company's consolidated results of operations from May 31, 2002, acquisition date, through the end of this period.
         Pursuant to the agreement, Solid Systems, Inc. assets were sold and transferred to the Company in consideration for the assumption of liabilities. The transaction was accounted for using the purchase method. Assets totaling approximately $1,309,000 included: accounts receivable ($907,000), prepaid maintenance contracts and prepaid expenses ($90,000), inventories ($227,000), trade names ($25,000) and computer equipment and furniture ($60,000). The Company intends to use the equipment and office space it acquired from Solid Systems to continue the systems integration and enterprise services business. Liabilities totaling approximately $1,309,000 included: accounts payable ($445,000), accrued expenses ($380,000) and deferred revenue ($484,000).

         In the transaction, the Company also acquired the rights to the Solid Systems Inc. mark, the solidsystems.com domain name and Solidstor mark. The Company assumed lease agreements for its Dallas and New Orleans locations. The Dallas office leases 2,053 square feet of office space under a lease that expired in October 2002. The New Orleans office leases 2,400 square feet of office space under a lease that expires May 2004.

         The unaudited proforma combined historical results of operations, as if Solid Systems had been acquired at the beginning of the period, are estimated to be:

                                                                         Year ended              Six months ended
                                                                       March 31, 2002           September 30, 2002
                                                                                               ----------------------
         Revenue                                                         $     36,068             $    10,057
         Net loss available to common shareholders                       $    (7,522)             $   (1,827)
         Basic and diluted loss per share                                $     (1.08)             $    (0.25)

         The foregoing unaudited historical results of operations are presented for informational purposes only and do not purport to be indicative of the results that would have been obtained had the acquisition occurred as of an earlier date or of any future results which may be obtained.

3.   Line of Credit
         During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance, if any, to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At March 31, 2002 and September 30, 2002, the Company was liable for $278,857 and $858,213, respectively, under this agreement, which is included in short-term debt and notes payable.

4.       Property and Equipment
           Property and equipment consists of the following:

                                                                     September 30, 2002                    March 31, 2002
                                                                      ------------------                  ----------------
         Furniture and leasehold improvements                          $      273,481                    $        253,481
         Equipment and software                                              1,119,603                            938,443
              Total property and equipment                                   1,393,083                          1,191,924
         Less accumulated depreciation                                      (1,008,392)                          (937,210)
              Net property and equipment                               $       384,691                   $        254,714
                                                                       ===============                   ================

5.   Inventory
         Inventory consists primarily of parts associated with servicing maintenance contracts and, to a lesser degree, third-party computer hardware and third-party software products which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

6.   Long Term Debt
         In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and a due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option to extend the maturity date to April 2005. The balance of the current promissory note at September 30, 2002 is $6,375,686 with approximately $458,396 accrued interest at September 30, 2002. The current note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. In August 2002, the Company further amended the note to add weekly payments of $1,000.

7.   Earnings Per Share
         FASB Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three and six months ended September 30, 2002 and 2001, potential common stock, consisting of stock options, warrants and convertible preferred stock are excluded from the computation of diluted earnings per share because they are antidilutive.

8.  Commitments
         The Company has employment contracts with key executives which extend to 2005. The contracts provide for annual salary and also for severance payments of up to 12 to 24 months salary in certain circumstances.

9.  Recently Issued Accounting Pronouncements
         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this statement had no material impact on its financial statements.

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. PGE NEG will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company provides systems integration services, software development, technology products and related services. The majority of the Company's revenues are generated from systems integration and related product sales. The Company's services include systems integration, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, network design and connectivity, and security and encryption design and deployment. The Company's software development expertise provides an internal resource for development needs in integration and custom projects. The Company's proprietary products include manufacturing, distribution, and resource tracking software for commercial clients, as well as its e-commerce solutions. The Company's products are not directed to the retail consumer market. For additional information on the combined operating results of the Company and its subsidiary, see the Consolidated Financial Statements of the Company and Notes thereto, which are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002. The discussion herein should be read in conjunction with and is qualified in its entirety by such Consolidated Financial Statements of the Company and Notes thereto.

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

Acquisition of Assets from Solid Systems, Inc.

     As previously reported in its Report on Form 10-QSB for the quarter ended June 30, 2002, on June 15, 2002, the Company closed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four (4) additional offices and associated personnel and equipment, from Solid Systems, Inc, an information technology service provider. The offices are located in Dallas, Austin and Houston, Texas, and in New Orleans, Louisiana. The Company has continued the systems integration and maintenance business under the name of Solid Systems, operating as a division of the Company's BASIS, Inc. subsidiary. (See Note 2 to the Condensed Consolidated Financial Statements)

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

     The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the vendor to the end user, or when shipped from the Company, whichever is appropriate. Title transfers FOB shipping point. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred and a signed non-cancelable license agreement has been received from the customer; any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts.

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


Results of Operations

Three Months Ended September 30, 2002 and 2001

     Net Revenue. Net revenue for the second quarter of fiscal 2003 was $3,716,835 compared to $6,540,730 for the same period of the prior fiscal year, a decrease of $2,823,895, or approximately 43.2%. The revenue decrease was due primarily to the continuing economic downturn that caused clients to reduce and/or defer hardware purchases during the quarter. Revenue from sales of third party hardware for the quarter ended September 30, 2002 was $1,955,117, a decrease of approximately 62.0% over sales from the same period of the previous fiscal year of $5,137,747. Revenue from sales of software licenses, which included third party licenses as well as proprietary software, was $631,520 for the quarter ended September 30, 2002, an increase of approximately 18.7% over sales of $513,594 from the same period of the previous fiscal year. Revenue from service sales for the quarter ended September 30, 2002, which were comprised predominately of integration and support services, was $1,130,198 compared to $889,389 for the same period of the previous fiscal year, an increase of approximately 21.3%. The increases in software license and service sales reflect the Company's efforts to increase sales of higher margin software and services, which have been less susceptible to market conditions than the demand for computer hardware.

     Cost of Sales. Cost of sales for the quarter ended September 30, 2002 was $3,031,968, or 81.6% of total net sales, compared to $5,335,637, or 81.6% of net sales, for the same period of the previous fiscal year. The overall decreased cost of sales was primarily the result of the decline in sales. The Company does not expect to see improved margins on sales of third party products in the near term, as the economic downturn continues to drive competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

     General and Administrative. General and administrative expenses for the quarter ended September 30, 2002 were $1,191,003, or 32.0% of net sales, compared to $1,140,621, or 17.4% of net sales, for the same period of the previous fiscal year. The increase as a percentage of net sales was primarily the result of the decrease in sales. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Selling and Marketing. Selling and marketing expenses for the quarter ended September 30, 2002 were $308,256, or 8.3% of net revenue, compared to $570,001, or 8.7% of net sales, for the same period of the previous fiscal year. The decrease in the amount of expenses is primarily the result of decreased sales. The Company normally expects sales and marketing expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Research and Development. Research and development expenses for the quarter ended September 30, 2002 were $35,751, or 1.0% of net sales, compared to $43,248, or 0.7% of net sales, for the same period of the previous fiscal year. Research and development is generally related to updates of proprietary software.

     Operating Income (loss). Operating loss for the second quarter of fiscal 2003 was $850,143 or a loss of 22.9% of net sales, compared to a loss of $548,777, or a loss of 8.4% of net sales, for the same period of the previous fiscal year. The operating loss resulted from the continuing economic downturn that caused clients to reduce and/or defer hardware purchases.

     Interest Expense and Other Income (expense). Interest expense and other expense for the second quarter of fiscal 2003 was $151,014, compared to $54,836 for the same period of the previous fiscal year, which was mainly interest paid on the current lines of credit and short term borrowings. The increase was primarily attributable to interest accrued on the $5 million note due April 2004.

     Income Taxes. The Company had no income tax expense for the second quarters of fiscal 2003 and 2002. As of September 30, 2002, the Company had Federal net operating loss carry forwards of approximately $14,300,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Income (loss). The Company had a net loss of $1,001,157, or a loss of approximately $0.14 per share, for the second quarter of fiscal 2003, as compared to a loss of $603,613, or a loss of approximately $0.09 per share, for the same period of the previous fiscal year. The loss was the result of the decrease in sales resulting from an economic downturn that caused clients to delay a significant number of orders during the quarter.


Six Months Ended September 30, 2002 and 2001

     Net Revenue. Net revenue for the first six months of fiscal 2003 was $9,274,035 compared to $13,699,766 for the same period of the previous fiscal year, a decrease of $4,425,731, or approximately 32.3%. The revenue decrease was due primarily to the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases during the six-month period. Revenue from sales of third party hardware for the six months ended September 30, 2002 was $5,673,143, a decrease of approximately 38.8% over sales for the same period of the previous fiscal year of $9,264,955. Revenue from sales of software licenses, which included third party licenses as well as proprietary software, was $1,001,746 for the six months ended September 30, 2002, a decrease of approximately 54.6% over revenue of $2,204,585 for the first six months of the previous fiscal year. Revenue from service sales for the six months ended September 30, 2002, which were comprised predominately of integration and support services, was $2,599,146, compared to $2,230,226 for the same period of the previous fiscal year, an increase of approximately 14.2%. The increase in service sales reflects the Company's efforts to increase sales of higher margin services, which have been less susceptible to market conditions than the demand for computer hardware.

     Cost of Sales. Cost of sales for the six months ended September 30, 2002 was $7,692,064, or 82.9% of total net sales, compared to $10,979,983, or 80.1%
of net sales, for the same period of the previous fiscal year. The overall decreased cost of sales was primarily the result of the decline in sales. The Company does not expect to see improved margins on sales of third party products in the near term, as the economic downturn continues to drive competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

     General and Administrative. General and administrative expenses for the six months ended September 30, 2002 were $2,044,102, or 22.0% of net sales, compared to $2,202,472, or 16.1% of net sales, for the same period of the previous fiscal year. The decrease in these expenses is attributable to the Company's reduction in operating expenses in response to uncertain economic conditions. The increase, as a percentage of net sales, was primarily the result of the decrease in sales. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Selling and Marketing. Selling and marketing expenses for the six months ended September 30, 2002 were $586,276, or 6.3% of net sales, compared to $991,750, or 7.2% of net sales, for the same period of the previous fiscal year. The decrease in the amount of expenses is primarily the result of decreased sales. The Company normally expects sales and marketing expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Research and Development. Research and development expenses for the six months ended September 30, 2002 were $69,672, or 0.8% of net sales, compared to $87,319, or 0.6% of net sales, for the same period of the previous fiscal year. Research and development is generally related to updates of proprietary software.

     Operating Income (loss). Operating loss for the six months ended September 30, 2002 was $1,118,079, or a loss of approximately 12.1% of net sales, compared to a loss of $561,758, or a loss of 4.1% of net sales, for the same period of the previous fiscal year. The operating loss resulted from the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases.

     Interest Expense and Other Income (expense). Interest expense and other expense for the six months ended September 30, 2002 was $295,124, compared to $239,891 for the same period of the previous fiscal year, which was mainly interest paid on the current lines of credit and short term borrowings. The increase was primarily attributable to interest accrued on the $5 million note due April 2004.

     Income Taxes. The Company had no income tax expense for the first six months of fiscal 2003 and 2002. As of September 30, 2002, the Company had Federal net operating loss carry forwards of approximately $13,500,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Income (loss). The Company had a net loss of $1,413,203, or a loss of approximately $0.20 per share, for the first six months of fiscal 2003, as compared to a net loss of $801,649, or a loss of approximately $0.12 per share, for the same period of the previous fiscal year. The loss was the result of the decrease in sales resulting from an economic downturn that caused clients to delay a significant number of orders during the six-month period.


Liquidity and Capital Resources

     At September 30, 2002, the Company had a working capital deficit of approximately $3,440,000 versus a deficit of approximately $2,248,000 at March 31, 2002. The increase resulted primarily from the increased operating losses in the first six months of fiscal 2003. As a result of the working capital deficit at March 31, 2002 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the
Company's ability to continue as a going concern. The total cash balance at September 30, 2002 was $35,791.

     Cash used in operations during the quarter ended September 30, 2002 was $629,091, compared to cash used in operations of $925,415 for the corresponding period in fiscal 2002. This was due primarily to decreased operating income during the quarter. Cash used in investing activities was $141,159 at September 30, 2002 and $37,013 at September 30, 2001. Cash provided by financing activities for the quarter ended September 30, 2002 was $724,761, compared to cash provided by financing activities of $722,536 for the corresponding period in fiscal 2002.

     At September 30, 2002, the Company had current debt obligations, or debt that will become due within twelve months, of $1,967,163. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity, debt financing, or deferment of debt repayment to maintain current operations and service current debt. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing. The Company has no commitments at this time from third parties for any such financing.

     During the three months ended September 30, 2002, the Company purchased approximately $86,000 of capital equipment and software.

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

     During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. The agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. . At March 31, 2002 and September 30, 2002, the Company was liable for $278,857 and $858,213, respectively, under this agreement, which is included in short-term debt and notes payable.

     During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company's trade payables to the vendor into a promissory note. The promissory note included interest at 11%. At September 30, 2002, the principal balance was approximately $723,000.

     During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 of our outstanding shares being returned to the Company and cancelled, and $100,000 in settlement expense cost reimbursement to Sunburst, of which, $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of September 30, 2002, the principle balance of this note remains $75,000.

     In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and a due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In the second quarter of fiscal 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option to extend the maturity date to April 2005. The balance of the current promissory note at September 30, 2002 is $6,375,686 with approximately $458,396 accrued interest at September 30, 2002. The current note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. In August 2002, the Company further amended the note to include weekly payments of $1,000.

     During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principle was repaid. The interest rate on the notes is 2% per month. As of September 30, 2002, the remaining principle balance on these notes, which is currently due, was $108,000.

Plan of Operations

     The Company's improved performance in fiscal 2001 was adversely impacted by the general economic downturn, and further aggravated by the terrorist attacks and threats that began in September 2001. In fiscal 2002, the Company's management implemented aggressive measures to reduce operating costs, increase service sales, and other strategies to minimize the impact on revenues as clients took an increasingly conservative position on hardware and software spending. The Company continues to reduce expenses wherever practicable and is focusing on securing service and software license revenues, which have been less susceptible to market conditions than the demand for computer hardware.

     In addition to the Company's recent expansion into Texas and Louisiana, as reported in the Company's Report on Form 10-QSB for the quarter ended June 30, 2002, the Company is considering the acquisition of one or more systems integration/high technology service companies in other regions of the United States to increase its market coverage, sales and profitability. In conjunction with any acquisition(s), the Company would need to raise equity capital to provide additional working capital for the consolidated entity. The Company has no commitments at this time from third parties for any such acquisition(s) or financing.


The Company May Face Interruption Of Production And Services Due To Increased Security Measures In Response To Terrorism

     Our business depends on the free flow of products and services through the channels of commerce. In response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we have experienced an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and continued economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.


Recently Issued Accounting Pronouncements

     In  October  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this statement had no material impact on its financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. PGE NEG will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

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


Item 3.  Controls and Procedures

     Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-14(c) under the Securities and Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

         None.

Item 6.   Exhibits and Reports on Form 10-QSB

         A. Exhibits filed herewith:
            99.1 Certification Pursuant to 18 U.S.C. SECTION 1350 of James M. Heim, Chief Executive Officer

            99.2 Certification Pursuant to 18 U.S.C. SECTION 1350 of James M. Heim, Chief Financial Officer

         B. Reports:
            No reports on Form 8-K were filed during the quarter ended September 30, 2002.

----------------------





     The following pages include the Signatures page for this Form 10-QSB, Certifications of our CEO and CFO, and (at Exhibits 99.1 and 99.2 of this report) a further Certification by our CEO and CFO.


     The form of Certification immediately following the Signatures page is required by Rule 15d-14 under the Securities Exchange Act of 1934 in accord with
Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 3 of Part I of this quarterly report presents the conclusions of the CEO and CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to our audit committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).


     The second form of Certification (set forth at Exhibit 99.1 and 99.2) is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIC MANAGEMENT SYSTEMS, INC.



        DATED: November 13, 2002            By:    /s/  James M. Heim
                                               --------------------------------
                                                        James M. Heim
                                                        Chief Executive Officer
                                                        Chief Financial Officer

                                  CERTIFICATION

    I, James M. Heim, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Prologic Management Systems, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                                     /s/ James M. Heim
                                                     --------------------------
                                                     James M. Heim
                                                     Chief Executive Officer

                                  CERTIFICATION

   I, James M. Heim, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Prologic Management Systems, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                                     /s/ James M. Heim
                                                     --------------------------
                                                     James M. Heim
                                                     Chief Financial Officer

Exhibit 99.1 to 10-QSB

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Prologic Management Systems, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Heim, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                              /s/  James M. Heim
                                              ---------------------------------
                                              James M. Heim
                                              Chief Executive Officer
                                              Prologic Management Systems, Inc.
                                              November 13, 2002

Exhibit 99.2 to 10-QSB

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Prologic Management Systems, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Heim, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                              /s/  James M. Heim
                                              ---------------------------------
                                              James M. Heim
                                              Chief Financial Officer
                                              Prologic Management Systems, Inc.
                                              November 13, 2002