Form 10QSB
period 2002-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2003-02-12
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended December 31, 2002.

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

Number of shares of common stock outstanding on December 31, 2002 was 7,275,048.


Transitional Small Business Disclosure Format:
                            Yes ______ ; No ___X___ .

                       Prologic Management Systems, Inc.
                                     Index


                                                                                                         Page
                                                                                                         ----

Part I.         FINANCIAL INFORMATION                                                                      3

Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets at December 31, 2002 (unaudited) and                 3
                March 31, 2002

                Condensed Consolidated Statements of Operations for the Three and Nine Months              4
                Ended December 31, 2002 (unaudited) and December 31, 2001 (unaudited)

                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended                  5
                December 31, 2002 (unaudited) and December 31, 2001 (unaudited)

                Notes to Condensed Consolidated Financial Statements                                       6


Item 2.         Management's Discussion and Analysis of Results of Operations and                          9
                Financial Condition

Item 3.         Controls and Procedures                                                                   15


Part II.        OTHER INFORMATION                                                                         16

Item 1.         Legal Proceedings                                                                         16

Item 2.         Changes in Securities                                                                     16

Item 3.         Defaults upon Senior Securities                                                           16

Item 4.         Submission of Matters to a Vote by Security Holders                                       16

Item 5.         Other Information                                                                         16

Item 6.         Exhibits and Reports on Form 8-K                                                          16
                Employment Agreement of James M. Heim
                Employment Agreement of John W. Olynick


SIGNATURES                                                                                                17


PART I.  FINANCIAL INFORMATION
Item  1.  Condensed Consolidated Financial Statements

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 December 31, 2002   March 31, 2002
                                                                -------------------  ---------------
ASSETS                                                              (unaudited)
Current assets:
    Cash                                                       $           618,033  $        81,280
    Accounts receivable, less allowance for doubtful accounts
     of $844,799 at December 31, 2002 and $591,072 at
     March 31, 2002                                                      1,838,993        2,572,634
    Inventory                                                              263,502           42,589
    Prepaid expense                                                        109,185           18,358
                                                                -------------------  ---------------
Total current assets                                                     2,829,713        2,714,861

Property and equipment, net                                                353,633          254,714
Goodwill, net                                                              408,942          408,942
Deferred financing costs, net                                              114,789          225,828
Other assets                                                               104,664           92,583
                                                                -------------------  ---------------
TOTAL ASSETS                                                   $         3,811,741  $     3,696,928
                                                                -------------------  ---------------

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Short term debt and notes payable                          $         2,226,007  $     1,369,449
    Accounts payable                                                     2,980,630        2,036,522
    Sales tax payable                                                      672,182          684,164
    Accrued expenses                                                       507,384          768,540
    Deferred maintenance revenue                                           625,529          104,067
                                                                -------------------  ---------------
Total current liabilities                                                7,011,732        4,962,742

Long term accrued liabilities                                              558,178               --
Long term debt and notes payable, excluding current portion              6,369,750        6,410,081
                                                                -------------------  ---------------
Total liabilities                                                       13,939,660       11,372,823

Preferred Stock
    Series A Cumulative Convertible Preferred Stock, no par
     value, 16,667 shares authorized, 16,667 shares issued and
     outstanding                                                           100,000          100,000
    Series B Cumulative Convertible Preferred Stock, no par
     value, 100,000 shares authorized, 9,500 shares issued and
     outstanding                                                            68,588           68,588
    Series C Cumulative Convertible Preferred Stock, no par
     value, 100,000 shares authorized, 55,850 shares issued and
     outstanding                                                           750,000          750,000
    Stock subscription receivable                                         (191,500)        (191,500)
                                                                -------------------  ---------------
                                                                           727,088          727,088
                                                                -------------------  ---------------
Stockholders' deficit
    Common stock, no par value, 50,000,000 shares authorized,
        7,275,048 and 7,014,591 shares issued and outstanding
         at December 31, 2002 and March 31, 2002, respectively          10,205,073       10,145,168
    Warrants                                                               967,767          961,367
    Accumulated deficit                                                (22,027,846)     (19,509,518)
                                                                -------------------  ---------------
Total stockholders' deficit                                            (10,855,006)      (8,402,983)
                                                                -------------------  ---------------
TOTAL LIABILITIES, PREFERRED STOCK AND
     STOCKHOLDERS' DEFICIT                                     $         3,811,741  $     3,696,928
                                                                -------------------  ---------------

See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months Ended          Nine Months Ended
                                                 December 31,                December 31,
                                              2002         2001          2002          2001
                                          ------------ ------------  ------------  ------------
                                          (unaudited)  (unaudited)   (unaudited)   (unaudited)
Revenue:
    Computer hardware                    $  1,872,668 $  1,172,495  $  7,545,811  $ 10,437,450
    Software licenses                         456,328      353,319     1,458,074     2,557,903
    Professional services                   1,348,142      851,339     3,947,288     3,081,566
                                          ------------ ------------  ------------  ------------
Total net revenue                           3,677,138    2,377,153    12,951,173    16,076,919

Cost of revenue:
    Computer hardware                       1,744,419      832,733     6,901,683     9,001,813
    Software licenses                         409,870      296,024     1,283,358     2,218,257
    Professional services                     830,616      193,913     2,491,928     1,082,582
                                          ------------ ------------  ------------  ------------
Total cost of revenue                       2,984,905    1,322,670    10,676,969    12,302,652
                                          ------------ ------------  ------------  ------------

        Gross profit                          692,233    1,054,483     2,274,204     3,774,267
                                          ------------ ------------  ------------  ------------

Operating expenses:
    General and administrative              1,388,318      999,005     3,434,394     3,201,972
    Selling and marketing                     213,829      640,780       800,105     1,632,530
    Research and development                   31,523       33,449       101,194       120,768
                                          ------------ ------------  ------------  ------------
Total operating expenses                    1,633,670    1,673,234     4,335,693     4,955,270
                                          ------------ ------------  ------------  ------------
Operating loss                               (941,437)    (618,751)   (2,061,489)   (1,181,003)
                                          ------------ ------------  ------------  ------------

Interest and other income (expense):
    Interest expense                         (166,321)    (220,220)     (465,335)     (460,111)
    Other income (expense)                      4,606           --         8,496            --
                                          ------------ ------------  ------------  ------------
Total interest and other income
 (expense)                                   (161,715)    (220,220)     (456,839)     (460,111)
                                          ------------ ------------  ------------  ------------

Net loss                                   (1,103,152)    (838,971)   (2,518,328)   (1,641,114)
Preferred stock dividend                      (18,338)     (22,465)      (55,013)      (67,395)
                                          ------------ ------------  ------------  ------------
Net loss available to common
    stockholders                         $ (1,121,490)$   (861,436) $ (2,573,341) $ (1,708,509)
                                          ------------ ------------  ------------  ------------

Weighted average number of common
 shares:
    Basic and diluted                       7,275,048    7,013,853     7,230,806     6,913,451
                                          ------------ ------------  ------------  ------------

Loss per common share:
    Basic and diluted                    $      (0.15)$      (0.12) $      (0.36) $      (0.25)

See accompanying notes to condensed consolidated financial statements.


               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Nine months ended December 31,
INCREASE (DECREASE) IN CASH                                         2002             2001
                                                             ---------------  ---------------
                                                               (unaudited)      (unaudited)
Cash flows from operating activities:
    Net loss                                                $    (2,518,328) $    (1,641,114)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                             178,742          129,989
          Warrants issued pursuant to contract                        6,400               --
          Bad debt expense                                          253,727               --
          Changes in assets and liabilities, net of
           business acquired:
                Restricted cash                                          --          300,000
                Accounts receivable                               1,298,678        1,249,672
                Inventory                                             5,841          172,651
                Prepaid expenses                                    (32,286)         (15,730)
                Other assets                                        180,162           55,077
                Accounts payable                                    543,558       (1,103,147)
                Accrued expenses                                    (35,350)         128,426
                Deferred maintenance revenue                         37,602          (20,207)
                                                             ---------------  ---------------
                           Total adjustments                      2,437,074          896,731
                                                             ---------------  ---------------

Net cash provided by (used in) operating activities                 (81,254)        (744,383)
                                                             ---------------  ---------------

Cash flows from investing activities:
    Purchase of equipment                                          (153,095)         (38,160)
                                                             ---------------  ---------------
Net cash provided by (used in) investing activities                (153,095)         (38,160)
                                                             ---------------  ---------------

Cash flows from financing activities:
    Net change in line of credit                                    848,281         (699,150)
    Issuance of new debt                                                 --        1,598,240
    Repayment of debt                                               (77,180)        (395,783)
                                                             ---------------  ---------------
Net cash provided by (used in) financing activities                 771,101          503,307
                                                             ---------------  ---------------

Net increase (decrease) in cash                                     536,753         (279,236)

Cash, beginning of period                                            81,280          310,305
                                                             ---------------  ---------------

Cash, end of period                                         $       618,033  $        31,069
                                                             ---------------  ---------------

Supplemental statement of cash flow information:
    Cash paid during the period for interest                $        66,934  $        14,426
    Cash paid during the period for taxes                                --               --

Non-cash financing and investing activities:
     Preferred stock dividends paid in common stock                  13,458           32,249
     Transfer of accounts payable to short-term debt                 45,126               --
     Acquisition of Solid Systems:
          Assets acquired                                         1,309,829               --
          Liabilities assumed                                     1,309,829               --
     Issuance of common stock for services rendered                      --           35,700
     Warrants issued as deferred financing cost                          --          210,000


See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.   Interim Periods

     The accompanying unaudited condensed consolidated financial statements include the accounts of Prologic Management Systems, Inc. (the "Company") and its wholly-owned subsidiary, BASIS, Inc. ("BASIS"). All significant inter-company balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2002. The results of operations for the three and nine-month periods ended December 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.   Acquisition of Assets from Solid Systems, Inc.

     On June 15, 2002, the Company closed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four (4) offices and associated personnel and equipment, from Solid Systems, Inc, an information technology service provider. The offices are located in Dallas, Austin and Houston, Texas, and New Orleans, Louisiana. The Company, since June 1, 2002, has continued the systems integration and ESS maintenance business as the Solid Systems Division of Basis, Inc. ("Solid Systems"). The results of operations of Solid Systems have been included in the Company's consolidated results of operations from May 31, 2002, the acquisition date, through the end of this period.

     Pursuant to the agreement, Solid Systems, Inc. assets were sold and transferred to the Company in consideration for the assumption of liabilities. The transaction was accounted for using the purchase method. Assets totaling approximately $1,309,000 included: accounts receivable ($907,000), prepaid maintenance contracts and prepaid expenses ($90,000), inventories ($227,000), trade names ($25,000) and computer equipment and furniture ($60,000). The Company intends to use the equipment and office space it acquired from Solid Systems to continue the systems integration and enterprise services business. Liabilities totaling approximately $1,309,000 included: accounts payable ($445,000), accrued expenses ($380,000) and deferred revenue ($484,000). The details of the transaction were disclosed in the Form 10-QSB filed for the period ended September 30, 2002.

     In the transaction, the Company also acquired the rights to the "Solid Systems" mark, the "solidsystems.com" domain name and "Solidstor" mark.

     The unaudited proforma combined historical results of operations, as if Solid Systems had been acquired at the beginning of the period, are estimated to be:


                                                 Year ended       Nine months ended
                                               March 31, 2002      December 31, 2002
                                              -----------------   -------------------

Revenue                                           $ 36,068           $        15,614
Net loss available to common shareholders         $ (7,522)          $        (2,257)
Basic and diluted loss per share                  $  (1.08)          $         (0.31)

     The foregoing unaudited historical results of operations are presented for informational purposes only and do not purport to be indicative of the results that would have been obtained had the acquisition occurred as of an earlier date or of any future results which may be obtained.

3.   Line of Credit

     During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance, if any, to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At March 31, 2002 and December 31, 2002, the Company was liable for $278,857 and $1,127,138, respectively, under this agreement, which is included in short-term debt and notes payable.

4.   Property and Equipment

     Property and equipment consists of the following:


                                                  December 31, 2002               March 31, 2002
         Furniture and leasehold improvements        $      273,481           $            253,481
         Equipment and software                           1,131,538                        938,443
                                                     --------------           --------------------
              Total property and equipment                1,405,019                      1,191,924
         Less accumulated depreciation                   (1,051,386)                      (937,210)
                                                     --------------           --------------------
              Net property and equipment             $      353,633           $            254,714
                                                     ==============           ====================

5.   Inventory

     Inventory consists primarily of parts associated with servicing maintenance contracts and, to a lesser degree, third-party computer hardware and third-party software products which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

6.   Long Term Debt

     In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and an initial due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option of the maker to extend the maturity date to April 2005. The balance of the current promissory note at December 31, 2002 is $6,361,686 with approximately $558,000 accrued interest at December 31, 2002. The current note requires the Company to make monthly payments of 40% of its available operating profits each month. This note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of this note. In August 2002, the Company further amended the note to add weekly payments of $1,000.

7.   Earnings Per Share

     FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three and nine months ended December 31, 2002 and 2001, potential common stock, consisting of stock options, warrants and convertible preferred stock are excluded from the computation of diluted earnings per share because they are antidilutive.

8.   Possible Goodwill Impairment

     The Company will conduct its annual test for goodwill impairment in the fourth quarter. Based on the Company's net losses and negative cash flows from operations through the third quarter, it is possible that some, if not all, of the goodwill may be impaired and an impairment charge may be made in the fourth quarter.

9.   Commitments

     The Company, on July 1, 2002, entered into employment contracts with two key executives that extend to 2005. The contracts, attached hereto as Exhibits 10.16 and 10.17, provide for annual salary and bonuses based upon growth and also for severance payments of up to 12 to 24 months salary in certain circumstances.

10.  Recently Issued Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this statement had no material impact on its financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by FAS 148 beginning in the first quarter of fiscal 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company provides systems integration services, software development, hardware and software maintenance, technology products and related services. The majority of the Company's revenues are generated from systems integration and related product sales. The Company's services include systems integration, hardware and software maintenance, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, network design and connectivity, and security and encryption design and deployment. The Company's software development expertise provides an internal resource for development needs in integration and custom projects. The Company's products are not directed to the retail consumer market. For additional information on the combined operating results of the Company and its subsidiary, see the Consolidated Financial Statements of the Company and Notes thereto, which are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002. The discussion herein should be read in conjunction with and is qualified in its entirety by such Consolidated Financial Statements of the Company and Notes thereto.

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

ACQUISITION OF ASSETS FROM SOLID SYSTEMS, INC.

     As previously reported in its Report on Form 10-QSB for the quarter ended June 30, 2002, on June 15, 2002, the Company closed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four (4) offices and associated personnel and equipment, from Solid Systems, Inc, an information technology service provider. The offices are located in Dallas, Austin and Houston, Texas, and New Orleans, Louisiana. The Company, since June 1, 2002, has continued the systems integration and maintenance business under the name of Solid Systems, operating as a division of the Company's BASIS, Inc. subsidiary. (See Note 2 to the Condensed Consolidated Financial Statements.)

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

Impairment of Long Lived Assets

     In assessing the recoverability of long lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Possible Goodwill Impairment

     The Company will conduct its annual test for goodwill impairment in the fourth quarter. Based on the Company's net losses and negative cash flows from operations through the third quarter, it is possible that some, if not all, of the goodwill may be impaired and an impairment charge may be made in the fourth quarter.


Results of Operations

Three Months Ended December 31, 2002 and 2001
---------------------------------------------

     Net Revenue. Net revenue for the third quarter of fiscal 2003 was $3,677,138 compared to $2,377,153 for the same period of the prior fiscal year, an increase of $1,299,985, or approximately 54.7%. The revenue increase was due primarily to an increase in service sales and sales of related hardware during the quarter. Revenue from sales of third party hardware for the quarter ended December 31, 2002 was $1,872,668, an increase of approximately 59.7% over sales from the same period of the previous fiscal year of $1,172,495. Revenue from sales of software licenses, which included third party licenses as well as proprietary software, was $456,328 for the quarter ended December 31, 2002, an increase of approximately 29.2% over sales of $353,319 from the same period of the previous fiscal year. Revenue from service sales for the quarter ended December 31, 2002, which were comprised predominately of ESS maintenance, integration and support services, was $1,348,142 compared to $851,339 for the same period of the previous fiscal year, an increase of approximately 58.4%. The increases in software license and service sales reflect the Company's efforts to increase sales of higher margin software and services, which have been less susceptible to market conditions than the demand for computer hardware.

     Cost of Revenue. Cost of revenue for the quarter ended December 31, 2002 was $2,984,905, or 81.2% of total net revenue, compared to $1,322,670, or 55.6% of net revenue, for the same period of the previous fiscal year. The overall increased cost of revenue was primarily the result of the increase in sales. The Company does not expect to see improved margins on sales of third party hardware products in the near term, as the national and regional economic difficulties continues to drive competition and pricing pressure in the computer hardware market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

     General and Administrative. General and administrative expenses for the quarter ended December 31, 2002 were $1,388,318, or 37.8% of net sales, compared to $999,005, or 42.0% of net sales, for the same period of the previous fiscal year. The increase was primarily the result of the acquisition of Solid Systems personnel and related costs of the four new offices. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Selling and Marketing. Selling and marketing expenses for the quarter ended December 31, 2002 were $213,829, or 5.8% of net revenue, compared to $640,780, or 27.0% of net sales, for the same period of the previous fiscal year. The decrease in the amount of expenses is primarily the result of reduced marketing expense as a result of the reduction of personnel in sales support roles. The Company normally expects sales and marketing expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Research and Development. Research and development expenses for the quarter ended December 31, 2002 were $31,523, or 0.9% of net sales, compared to $33,449, or 1.4% of net sales, for the same period of the previous fiscal year. Research and development is generally related to updates of proprietary software.

     Operating Income (loss). Operating loss for the third quarter of fiscal 2003 was $941,437 or a loss of 25.6% of net sales, compared to a loss of $618,751, or a loss of 26.0% of net sales, for the same period of the previous fiscal year. The operating loss resulted from a reduction in overall sales due, in large part, to the continuing national and regional economic difficulties that caused customers and potential customers to reduce and/or defer purchases of computer hardware, software and related services.

     Interest Expense and Other Income (expense). Interest expense and other expense for the third quarter of fiscal 2003 was $161,715, compared to $220,220 for the same period of the previous fiscal year, composed primarily of interest incurred on the $7 million note due April 2004, extendable by the maker until April 2005, and interest paid on the current lines of credit and short term borrowings.

     Income Taxes. The Company had no income tax expense for the third quarters of fiscal 2003 and 2002. As of December 31, 2002, the Company had Federal net operating loss carry forwards of approximately $13,500,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Income (loss). The Company had a net loss of $1,103,152, or a loss of approximately $0.15 per share, for the third quarter of fiscal 2003, as compared to a loss of $838,971, or a loss of approximately $0.12 per share, for the same period of the previous fiscal year. The increase in the loss was primarily a result of the decrease in gross profit.


Nine Months Ended December 31, 2002 and 2001
--------------------------------------------

     Net Revenue. Net revenue for the first nine months of fiscal 2003 was $12,951,173 compared to $16,076,919 for the same period of the previous fiscal year, a decrease of $3,125,746, or approximately 19.4%. The decrease in net revenue resulted from a reduction in overall sales due, in large part, to the continuing national and regional economic difficulties that caused customers and potential customers to reduce and/or defer purchases of computer hardware, software and related services. Revenue from sales of third party hardware for the nine months ended December 31, 2002 was $7,545,811, a decrease of approximately 27.7% over sales for the same period of the previous fiscal year of $10,437,450. Revenue from sales of software licenses, consisting almost exclusively of sales of third party software licenses , was $1,458,074 for the nine months ended December 31, 2002, a decrease of approximately 43.0% over revenue of $2,557,903 for the first nine months of the previous fiscal year. Revenue from service sales for the nine months ended December 31, 2002, which were comprised predominately of integration, ESS maintenance and support services, was $3,947,288, compared to $3,081,566 for the same period of the previous fiscal year, an increase of approximately 28.1%. The increase in service sales reflects the Company's efforts to increase sales of higher margin services, which have been less susceptible to market conditions than the demand for computer hardware.

     Cost of Revenue. Cost of revenue for the nine months ended December 31, 2002 was $10,676,969, or 82.4% of total net revenue, compared to $12,302,652, or 76.5% of net revenue, for the same period of the previous fiscal year. The overall decreased cost of revenue was primarily the result of the decline in sales. The Company does not expect to see improved margins on sales of third party hardware products in the near term, as the national and regional economic difficulties continues to drive competition and pricing pressure in the computer hardware market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

     General and Administrative. General and administrative expenses for the nine months ended December 31, 2002 were $3,434,394, or 26.5% of net sales, compared to $3,201,972, or 19.9% of net sales, for the same period of the previous fiscal year. The increase, as a percentage of net sales, was primarily the result of the acquisition of Solid Systems personnel and related costs of the four new offices The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Selling and Marketing. Selling and marketing expenses for the nine months ended December 31, 2002 were $800,105, or 6.2% of net sales, compared to $1,632,530, or 10.2% of net sales, for the same period of the previous fiscal year. The decrease in the amount of expenses is primarily the result of the reduction in personnel in sales support roles. The Company normally expects sales and marketing expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Research and Development. Research and development expenses for the nine months ended December 31, 2002 were $101,194, or 0.8% of net sales, compared to $120,768, or 0.8% of net sales, for the same period of the previous fiscal year. Research and development is generally related to updates of proprietary software.

     Operating Income (loss). Operating loss for the nine months ended December 31, 2002 was $2,061,489, or a loss of approximately 15.9% of net sales, compared to a loss of $1,181,003, or a loss of 7.3% of net sales, for the same period of the previous fiscal year. The operating loss resulted from the decrease in revenue.

     Interest Expense and Other Income (expense). Interest expense and other expense for the nine months ended December 31, 2002 was $456,839, compared to $460,111 for the same period of the previous fiscal year, composed primarily of interest incurred on the $7 million note due April 2004, extendable by the maker until April 2005, and interest paid on the current lines of credit and short term borrowings.

     Income Taxes. The Company had no income tax expense for the first nine months of fiscal 2003 and 2002. As of December 31, 2002, the Company had Federal net operating loss carry forwards of approximately $13,500,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Income (loss). The Company had a net loss of $2,518,328, or a loss of approximately $0.36 per share, for the first nine months of fiscal 2003, as compared to a net loss of $1,641,114, or a loss of approximately $0.25 per share, for the same period of the previous fiscal year. The increase in the loss was primarily a result of the decrease in sales from the same period of the previous fiscal year


Liquidity and Capital Resources

     At December 31, 2002, the Company had a working capital deficit of approximately $4,182,000 versus a deficit of approximately $2,248,000 at March 31, 2002. The increase resulted primarily from the increased operating losses in the first nine months of fiscal 2003. As a result of the working capital deficit at March 31, 2002 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at December 31, 2002 was $618,033.

     Cash used in operations during the nine months ended December 31, 2002 was $81,254, compared to cash used in operations of $744,383 for the corresponding period in fiscal 2002. This was due primarily to decreased operating income during the quarter. Cash used in investing activities was $153,095 at December 31, 2002 and $38,160 at December 31, 2001. Cash provided by financing activities for the nine months ended December 31, 2002 was $771,101, compared to cash provided by financing activities of $503,307 for the corresponding period in fiscal 2002.

     At December 31, 2002, the Company had current debt obligations, or debt that will become due within twelve months, of $2,226,008. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity, debt financing, or deferment of debt repayment to maintain current operations and service current debt. The Company continues to review its strategic alternatives, including raising capital through debt or equity restructuring. The Company has no commitments at this time from third parties for any new financing.

     During the three months ended December 31, 2002, the Company purchased approximately $12,000 of capital equipment and software.

     Historically the Company has been unable to generate sufficient internal cash flows to support operations, and has been dependent upon outside capital sources to supplement cash flow. New equity investments, lines of credit and other borrowings, and credit granted by its suppliers have enabled the Company to sustain operations over the past several years. In August 1998, the Company failed to meet the "continued listing criteria" established by NASDAQ and the Company's securities were delisted from the NASDAQ Small Cap Market. The subsequent lack of shareholder liquidity in the Company's securities has materially adversely affected the Company's ability to attract equity capital. Additionally, the lack of capital resources has precluded the Company from effectively executing its strategic business plan. The ability to raise capital and maintain credit sources is critical to the continued viability of the Company.

     During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. The agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. . At March 31, 2002 and December 31, 2002, the Company was liable for $278,857 and $1,127,138, respectively, under this agreement, which is included in short-term debt and notes payable.

     During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company's trade payables to the vendor into a promissory note. The promissory note includes interest at 11%. At December 31, 2002, the principal balance was approximately $723,000. The Company is currently negotiating with the vendor to convert the promissory note into the Company's common stock. No definitive agreement has been reached.

     During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 shares of the Company's common stock being returned to the Company and cancelled, and $100,000 in settlement expense cost reimbursement to be paid to Sunburst, of which, $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of December 31, 2002, the principle balance of this note remains $75,000.

     In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and an initial due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option of the maker to extend the maturity date to April 2005. The balance of the current promissory note at December 31, 2002 is $6,361,686 with approximately $558,000 accrued interest at December 31, 2002. The current note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. In August 2002, the Company further amended the note to include weekly payments of $1,000.

     During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principle was repaid. The interest rate on the notes is 2% per month. As of December 31, 2002, the remaining principle balance on these notes, which is currently overdue, is $108,000.

Plan of Operations

     The Company's apparent improving performance in fiscal 2001 was adversely impacted by the general national and regional economic downturn, and the situation was further aggravated by the terrorist attacks and threats that began in September 2001. In fiscal 2002, the Company's management implemented aggressive measures to reduce operating costs, increase service sales, and other strategies to minimize the impact on revenues as customers and potential customers took an increasingly conservative position on hardware and software spending.

     The Company, during the first nine months of fiscal 2003 has continued to reduce controllable expenses and is focusing on securing ESS maintenance contracts, professional service engagements and third party software license revenues, which have been less susceptible to adverse economic conditions than the demand for computer hardware and which, generally speaking, have substantially higher margins than hardware sales. For the three month period ended December 31, 2002, the hardware sales represented less than 51% of total sales. For the nine months ended December 31, 2002, hardware sales represented 58% of total sales compared to 65% of total sales for the nine months ended December 31, 2001. It is the company's intention to further reduce its reliance upon hardware sales and increase its sales of ESS maintenance service, professional services and third party software. An active program has been put in place by management to accomplish this transition. The company expects to see hardware sales as a percentage of total sales below 50% in the next fiscal year and gradually diminishing over time.

     In addition to the Company's recent geographical expansion into Texas and Louisiana the Company has reopened an office in Oregon to service the Portland metropolitan area. During the course of the next fiscal year it is likely that the Company will open additional offices as strategic opportunities dictate. No specific geographic areas have been identified at this time.

     During the past few years the Company has considered the acquisition of one or more systems integration/high technology service companies in other regions of the United States to increase its market coverage, expand its product offerings and achieve higher sales and profitability. At this time there are no ongoing discussions of a substantive nature with any such acquisition candidates. The Company, without detracting from its primary goal of returning to profitability through geographic expansion and product diversification, will continue to consider potential acquisitions. However, in conjunction with any such suitable acquisition, the Company would likely need to raise capital to provide the necessary working capital for the consolidated entity. The Company has no commitments at this time from third parties for any such financing nor is it likely that any third parties would provide such financing on terms acceptable to the Company until the Company has demonstrated that it is foreseeable that the Company will return to profitability.


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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by FAS 148 beginning in the first quarter of fiscal 2004.


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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments in the matter, Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999, previously reported in the Company's report on 10-QSB for the quarter ended September 30, 2001. Settlement discussions are ongoing but no definitive settlement agreement has been reached.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote by Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 10-QSB

         A.    Exhibits filed herewith:
                99.1 Certification Pursuant to 18 U.S.C. SECTION 1350 of James M. Heim, Chief Executive Officer
                99.2 Certification Pursuant to 18 U.S.C. SECTION 1350 of James M. Heim, Chief Financial Officer
               10.16  Employment Agreement of James M. Heim
               10.17  Employment Agreement of John W. Olynick

         B.    Reports:
               No reports on Form 8-K were filed during the quarter ended December 31, 2002.

______________________


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

PROLOGIC MANAGEMENT SYSTEMS, INC.


   DATED: February 12, 2003         By:     /s/  James M. Heim
                                            ----------------------------
                                                 James M. Heim
                                                 Chief Executive Officer
                                                 Chief Financial Officer

                                 CERTIFICATION
                                 -------------

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

         4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

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

Date: February 12, 2003


                                                        /s/ James M. Heim
                                                        -----------------------
                                                        James M. Heim
                                                        Chief Executive Officer

                                 CERTIFICATION
                                 -------------

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

         4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

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

Date: February 12, 2003


                                                       /s/ James M. Heim
                                                       -----------------------
                                                       James M. Heim
                                                       Chief Financial Officer