Form 10KSB
period 2003-03-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2003-06-30
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2003.

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $18,082,399.

As of May 30, 2003, the aggregate market value of 5,420,198 shares of voting stock held by non-affiliates of the issuer (calculated using the reported closing sale price of the common stock on the OTC Bulletin Board) was $1,842,867. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

Number of shares of common stock outstanding on March 31, 2003 was 7,275,048.

Transitional Small Business Disclosure Format: Yes [ ]; No [X].

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

RECENT DEVELOPMENTS

Resignation of Mr. James M. Heim and Transfer of Ownership Rights to the Company's Proprietary Software Products

     As previously reported, on April 22, 2003, Prologic's founder and CEO, James M. Heim, resigned his employee, officer, and Director positions with the Company and its BASIS, Inc. subsidiary, after notifying the Company's Board of Directors of his wish to pursue other opportunities. At Mr. Heim's request and as part of the Company's separation agreement with Mr. Heim, the Company agreed to transfer to Mr. Heim ownership rights to all of the Company's proprietary software products, which have comprised 1.2% in the fiscal year ended March 31, 2003, and less than 1.6% of the Company's revenues in each of the previous 3 fiscal years. On April 28, 2003, the Company's President and Director, Mr. John
W. Olynick, was elected Chief Executive Officer, and its Chief Operations Officer and Director, Mr. Edwin G. Hubert, was elected Chief Financial Officer of the Company.


Settlement Agreement: Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc.

     As previously reported, on August 1, 2000, certain holders of the Company's Series B Convertible Preferred Stock filed an action in the Arizona Superior Court, Pima County (Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999). In the complaint, Plaintiffs alleged that certain conditions affecting the Series B Preferred Stock conversion rate were not timely met, or not met at all, resulting in rights to convert Series B Preferred shares into a substantially greater number of shares of the Company's common stock than originally specified. The Company maintained, as previously reported, that the conditions were met by December 31, 1999, and had filed a counterclaim against the Plaintiffs, petitioning the court to, amongst other things, affirm the Company's position and deny the Plaintiffs' claims.

     On February 21, 2001, these Series B Convertible Preferred Stockholders requested that Prologic convert their shares of Series B Convertible Preferred Stock into common stock. The Company converted the preferred stock to common stock at a conversion rate of $2.25 per share for a total of 277,782 shares of common stock. The Plaintiffs contended that the conversion should have resulted in the issuance of approximately 4.6 million shares.

     Subsequent to March 31, 2003, the parties negotiated a settlement agreement, effective April 30, 2003, whereby the Company would issue the plaintiffs 2.63 shares of Prologic common stock for each dollar ($1.00) of money originally invested by the plaintiffs, reduced by the number of common shares that have been issued to each current preferred stockholder as dividends on the preferred stock. The total number of shares of common stock to be issued to the plaintiffs is 1,197,634 shares. The parties have agreed to dismiss with prejudice all of claims in this case. As of the date of this filing, the parties are in the process of executing the settlement agreement, after which time the common shares due thereunder will be issued.

Conversion of Preferred Stock

     Subsequent to March 31, 2003, all remaining holders of the Company's Series A, Series B and Series C Preferred Stock agreed to convert their shares of Preferred Stock to shares of the Company's common stock, utilizing the same formula as that of the Pace settlement. The common shares will be issued in the first quarter of fiscal 2004 (See Note 14 to Consolidated Financial Statements).


Acquisition of Assets from Solid Systems, Inc.

     As previously reported in its Report on Form 10-QSB for the quarter ended June 30, 2002, on June 15, 2002, the Company closed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four (4) offices and associated personnel and equipment, from Solid Systems, Inc., an information technology service provider (See Note 3 to Consolidated Financial Statements). The offices are located in Dallas, Austin and Houston, Texas, and New Orleans, Louisiana. The Company, since June 1, 2002, has continued the systems integration and maintenance business under the name of Solid Systems, operating as a division of the Company's BASIS, Inc. subsidiary.

ITEM 1. BUSINESS

GENERAL

     Prologic Management Systems, Inc. (the "Company") is an Arizona corporation founded in 1984. The Company, operating through its wholly owned subsidiary, BASIS, Inc., is a commercial systems integration and professional services firm, specializing in high-availability, fully integrated systems, providing systems integration services, networking services, security and database software for the commercial market.

     The Company offers clients a wide range of professional services from consulting to implementing custom business solutions and security. The Company specializes in open systems integration and related services, primarily utilizing UNIX operating systems to deploy powerful computing solutions. Professional services include enterprise and workgroup client/server design and optimization, relational database integration, LAN/WAN and workgroup solutions, and consulting expertise.

     The Company's corporate office is located at 3708 E. Columbia Street, Suite 110, Tucson, Arizona 85714 and its telephone number is (520) 747-4100. The Company has sales and services offices in California, Oregon, Arizona, Texas and Louisiana. Office locations and contact information can be found at www.prologic.com and www.basisinc.com. The information on the Company's websites is not incorporated into or otherwise a part of this report.


SERVICES AND PRODUCTS

     The Company provides systems integration services and other professional services, including e-commerce, and consulting, national and regional product support, as well as Internet and Intranet framework and design, security, encryption and relational database deployment. The Company provides full-service planning, design, management, custom programming, systems integration, technical and consulting services. This includes design and architecture, consulting, technical support, training and the installation and sale of third-party computer hardware and software products.

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

     Sales of the Company's professional services have represented an increasingly important percentage of gross margins. During the Company's fiscal year ended March 31, 2003, 64.16% of the Company's total gross margin was generated by professional services and 6.26% by sales of related third-party software licenses. During the same fiscal year, 29.58% of the Company's gross margin was generated by hardware sales, which have materially lower margins than sales of professional services or systems integration services.

MARKETING AND DISTRIBUTION

     The Company's strategic marketing efforts are directed by its corporate office in conjunction with the Company's BASIS, Inc. subsidiary and Solid Systems division, which provide direct sales and marketing management. The Company's primary marketing objective is to emphasize its commercial systems integration expertise and promote the sale of professional services (systems engineering) and enterprise services (maintenance) to increase the Company's overall margins and competitive advantage. To achieve this goal, the Company attempts to market its high quality, higher margin services to its existing customer base, develop new corporate accounts in targeted geographical areas and expand and develop strategic relationships with various companies that sell products within the systems integration market. The Company has joint marketing relationships with leading industry vendors and will continue to offer its systems integration expertise to other vendors. The Company currently resells products from or has marketing agreements with Advanced Digital Information Corporation, GE Access, Check Point Software Technologies Ltd., Cisco Systems, Inc., Oracle Corporation, Resonate, Inc., SJ Technologies, Sun Microsystems, Inc., and VERITAS Software Corporation.

     The Company has established sales and/or integration offices in Tucson, Arizona (BASIS), Emeryville, California (BASIS), Scottsdale, Arizona (BASIS), Portland, Oregon (BASIS), Houston, Texas (Solid Systems), Austin, Texas (Solid Systems), Dallas, Texas (Solid Systems), and New Orleans, Louisiana (Solid Systems) to offer proximity to its customer and vendor base. The Company believes that there are sufficient numbers of qualified potential employees in all areas where the Company has offices to support the expansion of the Company's services and its customer base in accordance with the Company's long-range business plan.


GROWTH STRATEGY

     The Company's strategy is to grow its revenue both by increasing its systems integration services within its customer base at existing Company locations, and by expanding its sales force on a regional basis into new customer relationships that can be served initially by the technical resources located at existing locations.

     As new customers are secured, the Company's focus will turn to developing higher gross margins through sales of systems integration, enterprise services (maintenance) and professional consulting services. Management believes that higher margins, if achieved, will enable the Company to internally fund the growth of the operations to take advantage of the significant growth opportunities that exist in the market.

     The Company believes that an internal growth strategy is the most cost-effective avenue of growth for the Company. However, due to limited working capital, growth of the Company's operations will, for the foreseeable future, depend principally upon the Company's ability to generate growth internally while expanding, or at least maintaining, its operating margins.

COMPETITION

     The systems integration and computer software industries are highly competitive, include participants from a variety of market segments, are subject to rapid change and have low barriers to entry. The competition in systems integration services includes mid-level and regional systems integrators, international, national and regional accounting firms, the service groups of computer equipment companies, contract programming companies, facilities management companies and general management consulting firms. Among the more recognizable participants in the market are Accenture, Cambridge Technology Partners, Computer Sciences Corporation, PricewaterhouseCoopers, Electronic Data Systems Corporation, IBM Global Services, and Technology Solutions Corporation. The Company believes it competes favorably with these systems integrators in the areas and level of responsiveness, regional and national vendor contacts, and its dedication to maintaining up-to-date certification standards to provide its clients with a high standard of customer service.

     Many participants in the systems integration businesses have significantly greater financial, technical, and marketing resources than does the Company. The Company expects that competition in the services industry could increase in the future, partly due to low barriers of entry. Increased competition has and could continue to result in price reductions, reduced margins, or loss of market share for the Company and greater competition for qualified technical personnel. There can be no assurance that the Company will be able to compete successfully against current and future competitors. If the Company is unable to compete effectively, or if competition among information technology services companies results in a deterioration of market conditions for information technology services companies, there could be a material adverse effect on the Company.


DEPENDENCE UPON LIMITED SUPPLY OF SALES, MANAGEMENT AND TECHNICAL PERSONNEL

     The Company believes that its ability to compete successfully depends in part on a number of factors outside of its control, including the ability of its competitors to hire, retain and motivate a large number of sales personnel, technicians and managers, and the development by others of competitive services. The Company's Management believes that one of its principal long-term challenges is to identify and hire effective sales and project managers and skilled technical personnel, and to focus its efforts on the marketing and sales of professional services. Many participants in the professional services and systems integration businesses have significantly greater financial, technical, and marketing resources than does the Company.


SOURCES OF PRODUCTS AND UNDERLYING TECHNOLOGY

     The principal products used in the Company's systems integration projects include third-party computer hardware and software. As of May 2003, the Company has not experienced any material difficulties or delays in meeting customer shipments. While alternate independent suppliers for such products are available, the Company is reliant upon licensing and marketing agreements with the product manufacturers.

     The Company's primary supplier, GE Access, is a master distributor for Sun Microsystems and numerous other hardware and software manufacturers. GE Access-distributed products accounted for approximately 64.2% of the Company's fiscal 2003 product purchases and 89.6% of product purchases in fiscal 2002. In fiscal 2003, the Company extended its distribution agreement with GE Access through February 2005. GE Access currently allows the Company to purchase goods on open credit under a program that allows the Company to assign client proceeds from sales of products directly to GE Access. At March 31, 2003, the Company had assigned $4,296,927 in receivables to the lender, and was liable for $1,714,892 under the agreement (See Note 5 to Consolidated Financial Statements). The credit with this supplier is based on the credit worthiness of the Company's clients under the assignment of proceeds ("AOP") program.

     In December 2000, the Company signed a $5 million note, converting approximately $5 million in accounts payable to a key lender into installment debt. The note was renegotiated in fiscal 2002 and included warrants to purchase an aggregate of 700,000 shares of common stock at $0.75 per share, expiring in fiscal 2007. The new note, due April 14, 2004, bears interest at 6%, and requires the Company to make monthly payments of 40% of its available net cash flow each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. At March 31, 2003, the balance of the new promissory note was approximately $6,349,686, and accrued interest was approximately $653,708.

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


DEPENDENCE UPON LIMITED NUMBER OF CUSTOMERS

     The Company's five largest clients in the fiscal year ended March 31, 2003 accounted in the aggregate for 47.15% of total revenues (and individually accounted for 19.70%, 10.82%, 7.82%, 4.90% and 3.91% of total revenues, respectively) and in fiscal 2002, the five largest clients accounted in the aggregate for 51.10% of total revenues (and individually accounted for 28.18%, 7.85%, 6.84%, 4.38% and 3.95% of total revenues, respectively). Based upon the significant capital expenditure usually associated with the initial purchase of the systems which the Company integrates for its customers, and because these systems purchases generally are not recurring expenses by the same customer, it is unlikely that the revenue from any individual customer that has accounted for significant revenues in past periods will continue to represent a significant portion of future period revenues. As a result, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of systems integration orders received.

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

     Furthermore, the Company's customers are generally concentrated in the urban areas where the Company's offices are located. The Company's future success depends upon the capital spending patterns of its customers and the continued demand by such customers for the Company's products and services. The Company's operating results may be subject to substantial period-to-period fluctuations as a consequence of customer concentration and factors affecting capital spending in the areas in which the Company conducts its business.

EMPLOYEES

     As of March 31, 2003, the Company had 66 full-time employees, including 30 in technical services, 21 in sales and marketing and 15 in finance and administration. The Company's Tucson office employed 14 full-time employees, and the Company's BASIS, Inc. subsidiary had 24 full-time employees and the Solid Systems division of BASIS, Inc. had 28 full-time employees. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     The Company's headquarters are located in Tucson, Arizona in a leased office consisting of approximately 12,178 square feet. The lease expires September 2004.

     BASIS leases 10,700 square feet of office space in Emeryville, California, under a month-to-month lease. BASIS leases 525 square feet of office space in Portland, Oregon under a lease that expires in June 2003. BASIS also leases 132 square feet of office space in Scottsdale, Arizona, under a month-to-month lease.

     The Solid Systems division leases 3,825 square feet of office space in Houston, Texas, under a lease that expires in December 2005. Solid Systems also leases 2,837 square feet of office space in Austin, Texas, under a lease that expires in May 2008, 2,872 square feet of office space in Dallas, Texas, under a lease that expires in February 2006, and 2,400 square feet of office space in New Orleans, Louisiana, under a lease that expires in May 2004.

     If the Company were to require additional or alternate space within the next twelve months, the Company believes that space sufficient to meet its requirements will be available on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS

     As previously reported, on August 1, 2000, certain holders of the Company's Series B Convertible Preferred Stock filed an action in the Arizona Superior Court, Pima County (Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999). The Company filed a counterclaim against the Plaintiffs, petitioning the court to, amongst other things, affirm the Company's position and deny the Plaintiffs' claims. Subsequent to March 31, 2003, the parties negotiated a settlement agreement and the parties dismissed all claims with prejudice. (See Recent Developments -- Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc.)


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company completed its initial public offering on March 15, 1996 at a price of $5.00 per share of Common Stock and $0.125 per Warrant (each warrant entitling the holder to purchase one share of common stock at an exercise price of $6.00). The Company's common stock warrants expired unexercised in the fiscal year ended March 31, 1999. The Company's securities were delisted from trading on the NASDAQ Small Cap Market and the Boston Stock Exchange in August 1998, following which trading of the Company's common stock has continued to be conducted on the non-NASDAQ over-the-counter ("OTC") market, under the symbol PRLO. Trading of the Company's common stock in the OTC market has been sporadic and generally at very low reported daily volumes. Until the Company's stock began trading on the OTC Bulletin Board, there had been no active market for the Company's common stock since it was delisted from the NASDAQ Small Cap Market in August 1998.

     The table below represents the high and low bid prices for the Company's common stock, as reported by the National Quotation Bureau, for the quarters ended June 30, 2001 through March 31, 2003. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

                                                                   Common Stock
         Quarter Ended                                          High              Low
         -------------                                        ---------         --------
         June 30, 2001                                        $0.65             $0.20
         September 30, 2001                                   $0.65             $0.36
         December 31, 2001                                    $0.36             $0.21
         March 31, 2002                                       $0.21             $0.11
         June 30, 2002                                        $0.14             $0.06
         September 30, 2002                                   $0.42             $0.14
         December 31, 2002                                    $0.28             $0.15
         March 31, 2003                                       $0.31             $0.11


     As of April 30, 2003, there were 200 shareholders of record of the Company's common stock. The Company has neither declared nor paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. During the fiscal year ended March 31, 2003, dividends totaling 260,457 shares of common stock valued, in the aggregate, at $59,904 were paid to holders of the Company's Series B Preferred Stock and Series C Preferred Stock. In the prior fiscal year, dividends totaling 56,535 shares of common stock valued, in the aggregate, at $32,675 were paid to holders of the Company's Series B Preferred Stock and Series C Preferred Stock. Subsequent to March 31, 2003, all remaining holders of the Company's Series A, Series B and Series C Preferred Stock agreed to convert their preferred shares to shares of the Company's common stock. (See Recent Developments -- Conversion of Preferred Stock)

Recent Sales of Unregistered Securities

Fiscal Year Ended March 31, 2003
--------------------------------

1. During the fiscal year ended March 31, 2003, the Company issued dividends totaling 260,457 shares of common stock to holders of the Company's Series B and Series C Preferred Stock in a transaction exempt from registration.

Fiscal Year Ended March 31, 2002
--------------------------------

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

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS

Introduction

     The Company provides systems integration services, technology products and related services. The majority of the Company's revenues are generated from systems integration and related product sales. The Company's services include systems integration, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, network design and connectivity, and security and encryption design and deployment. For additional information on the combined operating results of the Company and its subsidiary, see the Consolidated Financial Statements of the Company and Notes thereto. The discussion should be read in conjunction with and is qualified in its entirety by the Consolidated Financial Statements of the Company and Notes thereto.

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

Acquisition of Assets from Solid Systems, Inc.


     As previously reported in its Report on Form 10-QSB for the quarter ended June 30, 2002, on June 15, 2002, the Company completed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four
(4) offices and associated personnel and equipment, from Solid Systems, Inc., an information technology service provider. The offices are located in Dallas, Austin and Houston, Texas, and New Orleans, Louisiana. The Company, since June 1, 2002, has continued the systems integration and maintenance business under the name of Solid Systems, operating as a division of the Company's BASIS, Inc. subsidiary.


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

Impairment of Long Lived Assets

     In assessing the recoverability of long lived assets, including goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. In the fourth quarter of the fiscal year ended March 31, 2003, the Company determined its goodwill was impaired and wrote-off the entire balance of $408,942.


RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2003 TO FISCAL 2002

     Net Revenue. Total net revenue decreased by 7.0% for the fiscal year ended March 31, 2003 to $18,082,399 from $19,451,541 for the previous fiscal year. Revenue from sales of third party hardware decreased by 10.0% to $10,565,732 from $11,740,946 for the fiscal year ended March 31, 2002; revenue from sales of third party software licenses decreased by 40.3% to $1,874,745 from $3,140,390 for the fiscal year ended March 31, 2002; and revenue from sales of professional services increased by 23.5% to $5,641,922 from $4,570,205 for the prior fiscal year. The revenue decrease was due primarily to the continuing national and regional economic difficulties that caused customers and potential customers to reduce and/or defer purchases of computer hardware, software and related services. The Company continues to concentrate on sales of services, which carry higher margins than hardware and third party software sales.

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

     Cost of Revenue. Cost of revenue decreased 2.2% to $14,726,928, or 81.4% of total revenue, for the fiscal year ended March 31, 2003, from $15,065,476, or 77.5% of total revenue, for the fiscal year ended March 31, 2002. The overall decreased cost of revenue was primarily the result of the decline in sales. The cost of hardware revenue decreased to $9,573,369, or 90.6% of hardware revenue, for the fiscal year ended March 31, 2003, as compared to $10,237,315, or 87.2% of hardware revenue, for the prior fiscal year. The cost of software licenses decreased to $1,664,656, or 88.8% of software license revenue, for the fiscal year ended March 31, 2003, from $2,708,744, or 86.3% of software license revenue, for the fiscal year ended March 31, 2002. Professional services costs were $3,488,903, or 61.8% of service revenue in fiscal 2003 as compared to $2,119,417, or 46.4% of service revenue in fiscal 2002. The Company anticipates that its overall margins will improve as sales of professional services become a larger percentage of total revenue.

     Gross Profits. Gross profit decreased 23.5% to $3,355,471 for the fiscal year ended March 31, 2003, from $4,386,065 for the fiscal year ended March 31, 2002. Gross margin decreased to 18.6% in the fiscal year ended March 31, 2003 from 22.5% for the fiscal year ended March 31, 2002, due principally to a decrease in license revenue in fiscal 2003.

     The Company believes that it will continue to see gross profit erode in the systems integration market for hardware sales. Accordingly, the Company's strategy is to continue to increase the sales of professional services, third party software products and associated services. If the Company is successful in increasing sales of professional services and software in relation to the sales of hardware, the Company expects to see favorable changes in its results of operations in future periods.

     General and Administrative. General and administrative expenses were $4,226,238, or 23.4% of total revenue, for the fiscal year ended March 31, 2003, as compared to $4,412,855, or 22.7% of total revenue, for the same period of the prior fiscal year. The decrease in these expenses is attributable to the Company's reduction in operating expenses in fiscal 2003 in response to uncertain economic conditions. The increase, as a percentage of net revenue, was primarily the result of the decrease in revenue. The Company normally expects general and administrative expenses to generally reflect long-range sales trends rather than short-term sales cycles.

     Selling and Marketing. Selling and marketing expenses were $1,112,087, or 6.2% of total revenue, for the fiscal year ended March 31, 2003, as compared to $1,679,735, or 8.6% of total revenue, for the same period of the prior fiscal year. The decrease in the amount of expenses is primarily the result of reduced commission expense related to the decrease in revenue.

     Research and Development. For the fiscal year ended March 31, 2003, the Company incurred approximately $137,672 of research and development expense, compared to $149,924 for the fiscal year ended March 31, 2002. Research and development expense consisted of development expenses related to enhancing the Company's application software products.

     Operating Income (Loss). Operating loss was $2,529,468, or a loss of 14.0% of total revenue, for the fiscal year ended March 31, 2003, as compared to a loss of $1,856,449, or a loss of 9.5% of total revenue, for the same period of the prior fiscal year. The operating loss resulted from an impairment of Goodwill for the Company's BASIS, Inc. subsidiary (See Note 2 to Consolidated Financial Statements) and a reduction in overall sales due, in large part, to the continuing national and regional economic difficulties that caused customers and potential customers to reduce and/or defer purchases of computer hardware, software and related services.

     The Company expects that operating results will fluctuate as a result of a number of factors, including but not limited to: the availability to the Company of capital adequate to support its current and anticipated levels of sales; the ability to attract and retain highly skilled technical, managerial and sales and marketing personnel; the timing of new product and service introductions by the Company, by vendors whose products the Company resells to its customers, as well as by its competitors; changes in the Company's level of operating expenses, including the Company's marketing and promotional programs; the size and timing of customer orders for its products or services, development, production or quality problems on the part of the Company or its suppliers; the payment of support and maintenance fees; competition in the computer software market; and the general state of the global and national economies. The market demand for the Company's products and services can be significantly affected by uncertain economic cycles. Many of the factors that may affect the Company's operating results and demand for products and services based on its technologies cannot be predicted, may not exhibit a consistent trend, or are substantially beyond the Company's control. Fluctuations in operating results can also be expected to result in volatility in the price of the Company's common stock.

     Interest Expense and Other Income (Expense). Interest expense and other expense for the fiscal year ended March 31, 2003 was $604,687, as compared to $661,358 for the same period of the prior fiscal year, composed primarily of interest incurred on the $7 million note due April 2004, extendable by the maker until April 2005, and interest paid on the current lines of credit and short term borrowings.

     Income Taxes. The Company had no income tax expense for the fiscal years ended March 31, 2003 and 2002. As of March 31, 2003, the Company had federal net operating loss carryforwards of approximately $17,900,000 (See Note 7 to the Consolidated Financial Statements for a further discussion of the loss carryforwards). The utilization of net operating loss carryforwards may be significantly limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.S. Treasury regulations thereunder.

     Net Income (Loss). The Company had a net loss of $3,134,155, or $0.44 per share, for the fiscal year ended March 31, 2003, as compared to a net loss of $2,517,807, or $0.37 per share, for the same period of the prior fiscal year. The increase in the loss was a result of the impairment of goodwill and decrease in gross profit.

Liquidity and Capital Resources

     At March 31, 2003, the Company had a working capital deficit of approximately $4,401,000 versus a deficit of approximately $2,248,000 at March 31, 2002. The cash balance at March 31, 2003 was $216,904. As a result of the working capital deficit and recurring losses, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

     Cash used in operations for the fiscal year ended March 31, 2003 was approximately $1,306,000 compared to cash provided by operations of $477,000 in fiscal 2002. The decrease in fiscal 2003 was primarily due to an increased operating loss during fiscal 2003. Cash used in investing activities was approximately $116,000 for the fiscal year ended March 31, 2003 versus approximately $28,000 for the fiscal year ended March 31, 2002. The increase was due to an increase in the purchase of equipment relating to the Solid Systems asset acquisition and also in the ordinary course of business. Cash provided by financing activities for the fiscal year ended March 31, 2003 was approximately $1,558,000, compared to cash used in financing activities of approximately $679,000 for the fiscal year ended March 31, 2002. The increase resulted primarily from an increase in the Company's line of credit and reductions of paid-in-capital in fiscal 2003.

     Historically the Company has been unable to generate sufficient internal cash flows to support operations, and has been dependent upon outside capital sources to supplement cash flow. New equity investments, lines of credit and other borrowings, and credit granted by its suppliers have enabled the Company to sustain operations over the past several years. In August 1998, the Company failed to meet the "continued listing criteria" established by NASDAQ and the Company's securities were delisted from the NASDAQ Small Cap Market. The subsequent lack of shareholder liquidity in the Company's securities has materially adversely affected the Company's ability to attract equity capital. The ability to maintain credit sources is critical to the continued viability of the Company.

     During fiscal year 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company have a minority interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 in proceeds, $220,780 represented conversion of current debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt, and $337,720 in cash payments, the Company has received $558,500, representing 55,850 shares of the Series C Preferred stock, and has extended the due date for the remaining $191,500. Subsequent to March 31, 2003, all remaining holders of the Company's Preferred Stock agreed to convert their preferred shares to shares of the Company's common stock. (See Recent Developments -- Conversion of Preferred Stock)

     During fiscal 2002, the Company entered into a financing agreement with a key lender. The agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance, if any, to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At March 31, 2003, the Company was liable for $1,714,892 under this agreement, which is included in short-term debt and notes payable. During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company's trade payables to the vendor into a promissory note. The promissory note includes interest at 11%. At March 31, 2003, the principal balance was approximately $723,000. The Company is currently negotiating with the vendor to convert the promissory note into the Company's common stock. No definitive agreement has been reached.

     During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 shares of the Company's common stock being returned to the Company and cancelled, and $100,000 in settlement expense cost reimbursement to be paid to Sunburst, of which, $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of March 31, 2003, the principle balance of this note remains $75,000.

     In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and an initial due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option of the maker to extend the maturity date to April 2005. The balance of the current promissory note at March 31, 2003 is $6,349,686 with approximately $653,708 accrued interest at March 31, 2003. The current note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. In August 2002, the Company further amended the note to include weekly payments of $1,000.

     In fiscal 1997, the Company borrowed $100,000 with an interest rate of 8% and a scheduled maturity date of June 30, 1997. Subsequently, the maturity date was extended with a revised interest rate of 2% per month plus 10,000 shares per month of restricted common stock. During fiscal 2000, the Company issued 120,000 shares of common stock as interest towards the note. In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component. The replacement note is unsecured, in the amount of $164,500, which includes interest and expenses previously accrued, and bears interest at 3% per month. As of March 31, 2003, the remaining balance of this note, including principal and interest, was $21,466.

     During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principle was repaid. The interest rate on the notes is 2% per month. As of March 31, 2003, the remaining principle balance on these notes, which is currently overdue, is $100,000.

     At March 31, 2003, the Company had current debt obligations, or debt that will become due within twelve months, of $2,987,770. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity or debt financing to maintain current operations, service current debt, and assure its ability to achieve its plans for current and future expansion. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing.

     At March 31, 2003, the Company owed approximately $381,029 in prior sales tax. The Company has negotiated monthly payments on this outstanding balance. The Company is remitting sales taxes on a timely basis on current sales and is current on all other tax obligations.

     During fiscal 2003, the Company purchased $115,991 in capital equipment and software.

Plan of Operations

     The Company's apparent improving performance in fiscal 2001 was subsequently adversely impacted by the general national and regional economic downturn, and the situation was further aggravated by the terrorist attacks and threats that began in September 2001. In fiscal 2002, the Company's management implemented aggressive measures to reduce operating costs, increase service sales, and other strategies to minimize the impact on revenues as customers and potential customers took an increasingly conservative position on hardware and software spending.

     The Company, during fiscal 2003, continued to reduce controllable expenses and focused on securing maintenance contracts, professional service engagements and third party software license revenues, which have been less susceptible to adverse economic conditions than the demand for computer hardware and which, generally speaking, have substantially higher margins than hardware sales. For the fiscal year ended March 31, 2003, hardware sales represented 58.4% of total sales. For the fiscal year ended March 31, 2002, hardware sales represented 60.4% of total sales. It is the Company's intention to further reduce its reliance upon hardware sales and increase its sales of maintenance service, professional services and third party software. An active program has been put in place by management to accomplish this transition. The Company expects to see hardware sales as a percentage of total sales below 55% in the next fiscal year and gradually diminishing over time.

     During the past few years, the Company has considered the acquisition of one or more systems integration/high technology service companies in other regions of the United States to increase its market coverage, expand its product offerings and achieve higher sales and profitability. At this time there are no ongoing discussions of a substantive nature with any such acquisition candidates. The Company, without detracting from its primary goal of returning to profitability through geographic expansion and product diversification, will continue to consider potential acquisitions. However, in conjunction with any such suitable acquisition, the Company would likely need to raise capital to provide the necessary working capital for the consolidated entity. The Company has no commitments at this time from third parties for any such financing nor is it likely that any third parties would provide such financing on terms acceptable to the Company until the Company has demonstrated that it is foreseeable that the Company will achieve profitability.

Recently Issued Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Company will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company currently does not intend to adopt SFAS No. 123 for stock-based employee compensation and accordingly does not expect the implementation of SFAS No. 148 to have a material effect on the Company's consolidated financial position or results of operations.

     In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company is evaluating the provisions of SFAS No. 150. The Company anticipates conversion of all its redeemable preferred stock into common stock by the end of the second quarter of fiscal 2004 and, accordingly, does not expect SFAS No. 150 to have a material effect on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees. Including indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

     In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable immediately for variable interest entities created after January 1, 2003. For variable interest entities created prior to January 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not currently believe that any material entities will be consolidated as a result of FIN 46.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

     Management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained elsewhere in this annual report on Form 10-KSB for the fiscal year ended March 31, 2003. Except for the historical information contained herein, the matters discussed in this report on Form 10-KSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.


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

ITEM 7. FINANCIAL STATEMENTS

     The financial statements attached to this Report on Form 10-KSB as pages F-2 to F-23 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information, as of March 31, 2003, concerning the names, ages, terms and positions with the members of the Company's Board of Directors and its executive officers and their respective business experience is set forth below. Each director has served continuously with the Company since his election as indicated below.

Name                                Age     Position                                    Term of Office
----                                ---     --------                                    ---------------
James M. Heim (1) (4)               51      Chief Executive Officer and Director        1984 - 2003
John W. Olynick (3)                 55      President and Director                      2001 - Present
Richard E. Metz (2) (5)             56      Director                                    1984 - Present
Mark S. Biestman                    45      Director                                    1997 - Present
Herbert F. Day (1) (2)              64      Director                                    2001 - Present
Edwin G. Hubert (1) (2) (3)         61      Chief Operations Officer and Director       2001 - Present
Bruce Carlsmith                     47      Director                                    2001 - Present

(1)  Member of Audit Committee
(2)  Member of Compensation Committee
(3) Effective April 28, 2003, Mr. Olynick was elected Chief Executive Officer and Mr. Hubert was elected Chief Financial Officer
(4)  Mr. Heim resigned as an officer and Director on April 22, 2003
(5)  Subsequent to March 31, 2003, Mr. Metz was appointed to the Audit Committee

     JAMES M. HEIM, Chief Executive Officer, Principal Financial and Accounting Officer and Director. Mr. Heim, 51, is a co-founder of Prologic and had served as a Director from 1984 to 2003. In addition, Mr. Heim served as Prologic's President from 1984 to 1999 and as its Chief Financial Officer from 1984 to 1995. Mr. Heim has over 20 years of business management experience and was responsible for capital raising, mergers and acquisitions, and other corporate activities. Mr. Heim holds both a Juris Doctor degree and a B.S. in Business Administration from the University of Arizona. On April 22, 2003, Mr. James M. Heim resigned his Officer and Board positions with Prologic Management Systems, Inc. and its BASIS, Inc. subsidiary. (See Recent Developments -- Resignation of Mr. James M. Heim and Transfer of Ownership Rights to the Company's Proprietary Software Products)

     JOHN W. OLYNICK, President and Director. Mr. Olynick, 55, is Prologic's President and has served as a Director since 2001. Mr. Olynick was also elected Chief Executive Officer in April 2003. Mr. Olynick, who joined Prologic in September 1999, is responsible for strategic business development. Mr. Olynick has had over 25 years of national sales, business development and management experience in the technology industry. During his 20 years at Digital Equipment Corporation ("DEC"), Mr. Olynick was responsible for successfully restructuring and increasing sales, and developing business and sales growth strategies. Mr. Olynick had served as DEC's North American Sales Manager of its OEM Storage Group, which was acquired by Quantum Corporation in 1994, at which time Mr. Olynick became Quantum's Corporate Distribution Sales Manager. Mr. Olynick attended the New York University School of Engineering and Harvard Business School Professional Development Program.

     EDWIN G. HUBERT, Chief Operations Officer, Secretary and Director. Mr. Hubert, 61, has served as a Director since 2001 and Chief Operations Officer and Secretary since 2002. Mr. Hubert was also elected Chief Financial Officer in April 2003. Mr. Hubert is both a licensed CPA and an attorney. His business experience includes senior management positions with computer companies, consulting companies and manufacturing firms. As a practicing Attorney-CPA since 1978, he has assisted clients with strategic planning, financial planning, overall management and mergers and acquisitions. In concert with his clients Mr. Hubert started multiple computer related companies including founding the entities that developed a personal tax preparation program and a 4GL. Mr. Hubert has a BA and MBA from the University of Michigan and his J.D. degree from the University of Arizona.

     RICHARD E. METZ, Director. Mr. Metz, 56, is a co-founder of Prologic and has served as a Director since its inception in 1984. He served as Prologic's President from December 1999 to April 2001, and as Executive Vice President and Secretary from 1995 to December 1999 and again from April 2001 to December 2001. Mr. Metz has over 30 years of business management and investment experience, including 10 years in the computer hardware and software industry prior to his affiliation with Prologic. Since 1982, Mr. Metz has owned and managed The Metz Group, a business consulting and investment firm. Mr. Metz was also a member of the American Arbitration Association and Associate member of the American Bar Association, Dispute Resolution and Intellectual Property Law Sections.

     MARK S. BIESTMAN, Director. Mr. Biestman, 45, who has served as a Director since 1997, has worked in the information technology field for over 25 years, with extensive management experience in both domestic and international operations, sales, business development, professional services and field marketing. Mr. Biestman was most recently President and Chief Executive Officer of SEVEN Networks, Inc., at which Mr. Biestman was responsible for driving strategic business direction, mobile data access adoption and wireless innovation. Mr. Biestman was previously the Senior Vice President of Worldwide Sales at CommerceOne, Inc., responsible for worldwide field operations and all aspects of global revenue. Prior to CommerceOne, Mr. Biestman served as Vice President of Commercial Applications & Business Development at Actra Business Systems, a strategic venture between Netscape Communications Corporation and General Electric Information Services focused on Internet-based cross-commerce solutions. Mr. Biestman had also served as Netscape Communications' Vice President of Sales - Western Region, Vice President of Telecommunications Sales at Oracle Corporation, and has held various sales and management positions at Tandem Computers and IBM Corporation. Mr. Biestman holds a B.A. in Economics from the University of California at Berkeley and has attended the Stanford Business School Executive program.

     HERBERT F. DAY, Director. Mr. Day, 64, who has served as a Director since 2001, previously served as Director of the Company from 1995 to 1998, at which time he resigned for personal reasons. Mr. Day has over thirty years of experience in the computer industry with IBM Corporation. He has held professional and management positions in sales, marketing, product management and product and business planning. Mr. Day received his B.S. in Electrical Engineering from the University of Maryland.

     BRUCE CARLSMITH, Director. Mr. Carlsmith, 47, who has served as a Director since 2001, has worked in the information technology field for over 20 years in various capacities, including as an industry consultant, an analyst, and in executive management. Mr. Carlsmith was most recently the Chief Operating Officer at MagNetPoint, a private company based in Novato, California, where he was responsible for sales, business development, strategic partnerships and business operations. A former MagNetPoint board member, Mr. Carlsmith brings a strong technical background and years of management experience over a broad range of disciplines. Before joining MagNetPoint, Mr. Carlsmith was CEO and a member of the board of directors for Registry Magic where he reshaped and redirected the NASDAQ-listed supplier of voice-recognition auto-attendant products. Prior to that he was a telecommunications analyst with Montgomery Securities, and prior to that he was with Pacific Telesis and the Boston Consulting Group. Mr. Carlsmith has a B.S. in Mechanical Engineering from Stanford and an MBA from Harvard.

ITEM 10. EXECUTIVE COMPENSATION

     Information below sets forth certain information regarding business experience and compensation paid or awarded by the Company during the fiscal year ended March 31, 2003 to the following Executive Officers: Mr. James M. Heim, the Company's Chief Executive Officer, Mr. John W. Olynick, the Company's President, and Mr. Edwin G. Hubert, the Company's Chief Operations Officer. No other officer made more than $100,000 in Fiscal 2003.

Summary Compensation Table


Name and Other                            Annual Compensation                     Long-Term Compensation        All Other
Principal Position                        Year     Salary           Bonus         Stock Options/SARs(#)        Compensation
------------------                        ----     ------           -----         ---------------------        ------------
James M. Heim(1),               2003     $122,375         $0            250,000 (2)                  $2,700(3)
Chief Executive Officer         2002     $112,500         $0                      0                  $2,700(3)
                                2001     $120,000         $0                      0                  $2,700(3)

John W. Olynick,                2003     $170,588         $0                      0                  $3,500(4)
President                       2002     $187,500         $0                      0                  $8,400(4)
                                2001     $200,000         $27,189                 0                  $49,011(5)

Edwin G. Hubert,
Chief Operations Officer        2003     $30,000(6)       $0                      0                         0

(1) On April 22, 2003, Mr. James M. Heim resigned his Officer and Board positions with Prologic Management Systems, Inc. and its BASIS, Inc. subsidiary. On April 28, 2003, Mr. John W. Olynick was elected Chief Executive Officer and Mr. Edwin G. Hubert was elected Chief Financial Officer of the Corporation. (See Recent Developments -- Resignation of Mr. James M. Heim and Transfer of Ownership Rights to the Company's Proprietary Software Products)

(2) During the fiscal year ended March 31, 2003, a total of 250,000 stock options were granted to Mr. Heim pursuant to his Employment Agreement with the Company as its Chief Executive Officer.

(3)  Premiums paid for Key Man Insurance on Mr. Heim.

(4) During the fiscal year ended March 31, 2003, Mr. Olynick received a $3,500 car allowance. During the fiscal year ended March 31, 2002, Mr. Olynick received an $8,400 car allowance.

(5) During the fiscal year ended March 31, 2001, Mr. Olynick received an $8,400 car allowance and a $40,611 housing allowance.

(6)  Salary for the fourth quarter of Fiscal 2003.

Option Exercises and Holdings

The following table sets forth information concerning each exercise of a stock option during the fiscal year ended March 31, 2003 by each of the Named Executive Officers and the number and value of unexercised options at March 31, 2003.

                                                                                        Value of Unexercised
                  Number of                          Number of Shares Underlying        In-the-Money Options
                  Shares                             Unexercised Options at 03/31/02    at 03/31/03
Name              on Exercise       Value Realized   Exercisable/Unexercisable          Exercisable/Unexercisable
----              -----------       --------------   -------------------------------    -------------------------
James M. Heim         0                 $0               250,000 / 0                        $0 / $0

John W. Olynick       0                 $0               250,000 / 0                        $0 / $0

Edwin G. Hubert       0                 $0               0/0                                $0 / $0


No Director or executive officer exercised any options during the fiscal year ended March 31, 2003.

Option Exercises

During the fiscal year, none of the executive officers identified in the Summary Compensation Table exercised any stock options, and, as of March 31, 2003, none held any in-the-money options.


Board Compensation

The Company compensates its outside directors for attendance at board meetings at the rate of $500 per meeting and $150 per hour for committee participation. Additionally, directors receive 10,000 options to purchase common stock at a price not less than 100% of the current market price per share at the time of grant, exercisable upon completion of their elected term. The options are exercisable at the price determined by the board at the time of grant and expire 5 years from the date of issuance. Subsequent to March 31, 2003, the Board authorized the issuance of stock options to its outside Board Directors as compensation for service from 2001 to 2003. Directors who are also employees of the Company receive no additional compensation for serving as a Director. The Company reimburses its Directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS AND SHAREHOLDINGS OF MANAGEMENT

     The following table sets forth information, as of March 31, 2003, concerning the Common Stock beneficially owned by (i) each director of the Company (ii) the Company's Chief Executive Officer and its other executive officers, (iii) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all of the Company's directors and executive officers as a group.

     Except as otherwise noted, the named individual beneficial owner has sole investment and voting power.

                                                                                   Shares
                                                          Title of Class         Beneficially          Percent
Name of Beneficial Owner                                     of Stock             Owned (1)            of Class
------------------------                                     --------             ---------            --------
James M. Heim & Marlene Heim (2) (3)                          Common             1,791,725               24.63%
John W. Olynick (4)                                           Common               294,000                4.04%
Edwin G. Hubert (5)                                           Common                22,500                *
Richard E. Metz (6)                                           Common               262,125                3.60%
Mark S. Biestman (7)                                          Common                45,000                *
Bruce Carlsmith (8)                                           Common                20,000                *
Herbert F. Day (9)                                            Common                20,000                *
Joyce A. Menke (10)                                           Common                67,000                *
HFG Properties Ltd. (11)                                      Common               909,349               12.50%
All directors and executive
      Officers as a group (8 persons) (12)                    Common              2,522,350              34.67%

*      Less than 1%

Subsequent to March 31, 2003, holders of the Company's Series A, Series B and Series C Preferred Stock (which includes holdings by Mr. Heim as a general partner of HFG Properties, and as a member of Sonoita Resources, both Series C Preferred Stockholders, and holdings by Mr. Metz as a member of Series C Preferred Stockholder, Sonoita Resources) agreed to convert their shares of Preferred Stock to shares of the Company's common stock, utilizing the same formula as that of the Pace settlement. The common shares issuable thereunder are not included in this table, but will be issued in the first quarter of fiscal 2004.

(1) The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but are included in accordance with rules of the Securities and Exchange Commission ("SEC"). The shareholdings include, pursuant to rules of the SEC, shares of common stock subject to options or warrants which are presently exercisable or which may become exercisable within 60 days following March 31, 2003 ("exercisable options").

(2) On April 22, 2003, Mr. James M. Heim resigned his Officer and Board positions with Prologic Management Systems, Inc. and its BASIS, Inc. subsidiary. (See Recent Developments -- Resignation of Mr. James M. Heim and Transfer of Ownership Rights to the Company's Proprietary Software Products)

(3) Includes 909,349 shares owned by HFG Properties Ltd., an Arizona limited partnership of which Mr. Heim is a general partner, 48,936 shares owned by Sonoita Resources, an Arizona limited liability company of which Mr. Heim is a member, and 250,000 shares subject to exercisable options. James M. Heim and Marlene Heim directly own an aggregate of 583,440 shares of common stock.

(4) Comprised of 44,000 shares and 250,000 shares subject to exercisable options.

(5) Comprised of 10,000 shares and 12,500 shares subject to exercisable options.

(6) Comprised of 184,500 shares, 32,625 shares owned by Sonoita Resources, an Arizona limited liability company of which Mr. Metz is a member, and 45,000 shares subject to exercisable options.

(7)  Comprised of 45,000 shares subject to exercisable options.

(8)  Comprised of 20,000 shares subject to exercisable options.

(9)  Comprised of 20,000 shares subject to exercisable options.

(10) Comprised of 42,000 shares, and 25,000 shares subject to exercisable options.

(11) HFG Properties Ltd. is an Arizona limited partnership of which Mr. James M. Heim is a general partner.

(12) Comprised of 1,854,850 shares and 667,500 shares subject to exercisable options.


EQUITY COMPENSATION PLAN INFORMATION

                                                                                      Number of securities remaining
                              Number of  securities to      Weighted      average     available for future issuance
                              be issued upon  exercise      exercise   price   of     under equity compensation
                              of outstanding  options,      outstanding  options,     plans (excluding securities
                              warrants and rights           warrants and rights       reflected in column (a))
                                                            ---------------------     -----------------------------
Plan Category                           (a)                           (b)                             (c)

Equity compensation
plans approved by                    1,120,300                      $0.50                        2,379,700
security holders

Equity compensation
plans not approved by
security holders                       846,666 (1)                 $0.82                            ---
                              -------------------------     ----------------------     -----------------------------
TOTAL                                1,966,966                 2,379,700


(1) includes warrants issued as consideration for consulting and advisory services, as well as warrants issued as consideration in connection with the renegotiation of a note. The range of exercise prices for the warrants is $0.75 to $2.00 per share of common stock, and bear expiration dates ranging from May 2003 through March 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred Stock, including 37,500 shares to HFG Properties, Ltd., an Arizona limited partnership of which Mr. Heim is a general partner, and 37,500 shares to Sonoita Resources, an Arizona limited liability company of which Mr. Heim and Mr. Metz are members, for an aggregate of $750,000, pursuant to two subscription agreements. As of March 31, 2003, there remains one outstanding subscription agreement in the amount of $191,500. (See Recent Developments -- Conversion of Preferred Stock)

     During the first quarter of fiscal 2002, the Company borrowed $35,000 from HFG Properties, Ltd., an Arizona limited partnership of which Mr. Heim is a general partner. The $35,000 was repaid to HFG Properties, Ltd. in the fourth quarter of fiscal 2002.

     In connection with the resignation of Mr. James M. Heim, and at Mr. Heim's request, as part of the Company's separation agreement with Mr. Heim the Company agreed to transfer to Mr. Heim ownership rights to all of the Company's proprietary software products, which have comprised 1.2% in the fiscal year ended March 31, 2003, and less than 1.6% of the Company's revenues in each of the previous 3 fiscal years. (See Recent Developments -- Resignation of Mr. James M. Heim and Transfer of Ownership Rights to the Company's Proprietary Software Products)


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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
         3.1                        Articles of Incorporation by the Company*
         3.1.1                      Specimen of Series A 8% Cumulative Convertible
                                    Preferred Stock******
         3.1.2                      Specimen of Series B 10% Cumulative Convertible
                                    Preferred Stock*******
         3.1.3                      Specimen of Series C 10% Cumulative Convertible
                                    Preferred Stock*****
         3.2                        Bylaws of the Company*
         4.2                        Specimen of Common Stock Certificate*
9.3      Materials Relating to the Purchase by Registrant of Certain Assets from
                                    Solid Systems, Inc.**********
10.15    1994 Stock Option Plan, Form of Incentive Agreement*
10.16    Employment Agreement of James M. Heim*********
10.17    Employment Agreement of John W. Olynick********
         10.20                      Form of Stock Purchase Agreement, Promissory
                                    Note and Escrow Agreement for July 31, 1994
                                    Issuance of Common Stock*
21       Subsidiaries***
99.1     Certification Pursuant to 18 U.S.C. SECTION 1350 of John W. Olynick,
                                    Chief Executive Officer
99.2     Certification Pursuant to 18 U.S.C. SECTION 1350 of Edwin G. Hubert,
                                    Chief Financial Officer

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

******** Incorporated by reference to the corresponding exhibit number on the Company's Form 10-QSB filed on February 11, 2003.

*********  Incorporated by reference to the corresponding exhibit number on the
           Company's Form 10-QSB filed on February 11, 2003.

********** Incorporated by reference to the corresponding exhibit number on the
           Company's Form 10-QSB filed on August 19, 2002.

B. Report on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter ended March 31, 2003. On April 30, 2003, the Company filed a Report on Form 8-K, reporting under
Item 5. Other Events, the April 22, 3002 resignation of Prologic's founder and CEO, James M. Heim. On April 28, 2003, the Company's President and Director, Mr. John W. Olynick, was elected Chief Executive Officer, and its Chief Operations Officer and Director, Mr. Edwin G. Hubert, was elected Chief Financial Officer of the Company.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROLOGIC MANAGEMENT SYSTEMS, INC.

DATED: June 30, 2003                        By: /s/  John W. Olynick
       --------------------                     --------------------------------
                                                     John W. Olynick
                                                     Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Olynick and Edwin G. Hubert, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Capacity                                 Date
---------                  --------                                 ----
/s/  John W. Olynick       John W. Olynick                        June 30, 2003
--------------------
                           Chief Executive Officer
                           President and Director

/s/  Edwin G. Hubert       Edwin G. Hubert,                       June 30, 2003
-----------------------
                           Chief Financial Officer,
                           Chief Operations Officer and Director

/s/  Richard E. Metz       Richard E. Metz,                       June 30, 2003
--------------------
                           Director

/s/  Mark S. Biestman      Mark S. Biestman,                      June 30, 2003
----------------------
                           Director

/s/  Herbert F. Day        Herbert F. Day,                        June 30, 2003
-------------------------
                           Director

/s/  Bruce Carlsmith       Bruce Carlsmith                        June 30, 2003
------------------------
                           Director

                                  CERTIFICATION
                                  -------------

         I, John W. Olynick, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Prologic Management Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's certifying officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: June 30, 2003

                                                     /s/ John W. Olynick
                                                     --------------------------
                                                     John W. Olynick
                                                     Chief Executive Officer

                                  CERTIFICATION

         I, Edwin G. Hubert, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Prologic Management Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's certifying officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: June 30, 2003
                                                     /s/ Edwin G. Hubert
                                                     -------------------------
                                                     Edwin G. Hubert
                                                     Chief Financial Officer

Exhibit 99.1 to 10-KSB

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the annual report of Prologic Management Systems, Inc. (the "Company") on Form 10-KSB for the periods ended March 31, 2002 and 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John W. Olynick, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                               /s/  John W. Olynick
                                               --------------------------------
                                               John W. Olynick
                                               Chief Executive Officer
                                               Prologic Management Systems, Inc.
                                               June 30, 2003

Exhibit 99.2 to 10-KSB

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the annual report of Prologic Management Systems, Inc. (the "Company") on Form 10-KSB for the periods ended March 31, 2002 and 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edwin G. Hubert, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                               /s/  Edwin G. Hubert
                                               --------------------------------
                                               Edwin G. Hubert
                                               Chief Financial Officer
                                               Prologic Management Systems, Inc.
                                               June 30, 2003

                PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                       YEARS ENDED MARCH 31, 2003 and 2002

                PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
                                    CONTENTS




Report of Independent Certified Public Accountants                                                              F-3

Consolidated Financial Statements
   Consolidated Balance Sheets                                                                                  F-4
   Consolidated Statements of Operations                                                                        F-5
   Consolidated Statements of Changes in Stockholders' Deficit                                                  F-6
   Consolidated Statements of Cash Flows                                                                        F-7

Notes to Consolidated Financial Statements                                                                      F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Prologic Management Systems, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Prologic Management Systems, Inc. and subsidiary (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologic Management Systems, Inc. and subsidiary as of March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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





Los Angeles, California
May 28, 2003


                PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 March 31,
                                                                                      ------------------------------
                                                                                           2003             2002
                                                                                      -------------    -------------
ASSETS (Note 5)

Current assets:
   Cash                                                                               $    216,904     $     81,280
   Accounts receivable, less allowance for doubtful accounts of $217,264 and
    $591,072. Receivables include $4,296,927 and $2,496,126 of accounts under an
    assignment of proceeds agreement, respectively (Notes 1 and 6)                       4,175,496        2,572,634
   Inventory                                                                               245,257           42,589
   Prepaid expenses                                                                        175,270           18,358
                                                                                      -------------    -------------

Total current assets                                                                     4,812,927        2,714,861

Property and equipment, net (Note 4)                                                       324,494          254,714
Goodwill                                                                                         -          408,942
Deferred financing costs, net of accumulated amortization of $116,733 and
   $30,665, respectively                                                                    93,267          225,828
Other assets                                                                               163,049           92,583
                                                                                      -------------    -------------

                                                                                      $  5,393,737     $  3,696,928
                                                                                      -------------    -------------

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Line of credit (Note 5)                                                            $    205,000     $          -
   Current portion of long-term debt and notes payable (Note 6)                          2,782,770        1,414,575
   Accounts payable (Note 1)                                                             3,931,356        2,036,522
   Sales taxes payable                                                                     762,160          684,164
   Accrued expenses                                                                        616,008          457,622
   Deferred maintenance revenue                                                            916,545          104,067
                                                                                      -------------    -------------

Total current liabilities                                                                9,213,839        4,696,950

Long-term debt and notes payable, less current portion (Note 6)                          7,003,394        6,675,873
                                                                                      -------------    -------------

Total liabilities                                                                       16,217,233       11,372,823
                                                                                      -------------    -------------

Commitments and contingencies (Note 13)

Preferred stock (Note 8):
   Series A cumulative convertible preferred stock, no par value, 16,667 shares authorized, 16,667 shares issued and outstanding, aggregate liquidation
    preference of $100,002 for 2003 and 2002                                               100,000          100,000
   Series B cumulative convertible preferred stock, no par value, 100,000 shares authorized, 9,500 shares issued and outstanding, aggregate liquidation
    preference of $95,000 for 2003 and 2002                                                 68,588           68,588
   Series C cumulative convertible preferred stock, no par, 100,000 shares authorized, 55,850 shares issued and outstanding, aggregate liquidation
    preference of $558,500 for 2003 and 2002                                               750,000          750,000
   Series C cumulative convertible preferred stock subscription receivable                (191,500)        (191,500)
                                                                                      -------------    -------------

                                                                                           727,088          727,088
                                                                                      -------------    -------------
Stockholders' deficit (Notes 6, 8, and 9):
   Common stock, no par value, 50,000,000 shares authorized, 7,275,048 and
    7,014,591 shares issued and outstanding at March 31, 2003 and 2002 (Note 13)        10,205,073       10,145,169
   Additional paid in capital                                                              961,366          961,366
   Accumulated deficit                                                                 (22,717,023)     (19,509,518)
                                                                                      -------------    -------------

Total stockholders' deficit                                                            (11,550,584)      (8,402,983)
                                                                                      -------------    -------------

Total liabilities, preferred stock and stockholders' deficit                          $  5,393,737     $  3,696,928
                                                                                      -------------    -------------

          See accompanying notes to consolidated financial statements.


                PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Years ended March 31,
                                                                                      ------------------------------
                                                                                          2003              2002
                                                                                      -------------    -------------

Revenue (Note 10):
   Hardware                                                                           $ 10,565,732     $ 11,740,946
   Professional services                                                                 5,641,922        4,570,205
   Software license                                                                      1,874,745        3,140,390
                                                                                      -------------    -------------

Total revenue                                                                           18,082,399       19,451,541
                                                                                      -------------    -------------

Costs of revenue:
   Hardware                                                                              9,573,369       10,237,315
   Professional services                                                                 3,488,903        2,119,417
   Software license                                                                      1,664,656        2,708,744
                                                                                      -------------    -------------

Total costs of revenue                                                                  14,726,928       15,065,476
                                                                                      -------------    -------------

Gross profit                                                                             3,355,471        4,386,065
                                                                                      -------------    -------------

Operating expenses:
   General and administrative                                                            4,226,238        4,412,855
   Selling and marketing                                                                 1,112,087        1,679,735
   Research and development                                                                137,672          149,924
   Impairment of Goodwill                                                                  408,942                -
                                                                                      -------------    -------------

Total operating expenses                                                                 5,884,939        6,242,514
                                                                                      -------------    -------------

Operating loss                                                                          (2,529,468)      (1,856,449)
                                                                                      -------------    -------------

Other (income) expense:
   Interest expense                                                                        623,262          661,358
   Other (income)                                                                          (18,575)               -
                                                                                      -------------    -------------

Total other expense                                                                        604,687          661,358
                                                                                      -------------    -------------

Net loss                                                                                (3,134,155)      (2,517,807)
Preferred stock dividend                                                                   (73,350)         (70,709)
                                                                                      -------------    -------------


Net loss applicable to common stockholders                                            $ (3,207,505)    $ (2,588,516)
                                                                                      -------------    -------------

Weighted average number of common shares:
   Basic and diluted                                                                     7,230,806        6,938,576
                                                                                      -------------    -------------

Loss per common share:

   Basic and diluted net loss                                                         $       (.44)    $       (.37)
                                                                                      -------------    -------------

          See accompanying notes to consolidated financial statements.



                PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       Years Ended March 31, 2003 and 2002

                                                                                                                  Total
                                                                                                Accumulated   Stockholders'
                                                             Shares       Amount    Warrants      Deficit       (Deficit)
                                                            --------- ------------ ---------  -------------- --------------


Balance, March 31, 2001                                     6,858,058 $ 10,077,220 $ 741,366  $ (16,975,195) $  (6,156,609)

   Issuance of stock dividend                                  56,533       32,249         -              -         32,249
   Issuance of common stock in connection with services
     performed                                                100,000       35,700         -              -         35,700
   Issuance of warrants in connection with services
     performed                                                      -            -   220,000              -        220,000
   Dividends on preferred stock                                     -            -         -        (16,516)       (16,516)
   Net loss                                                         -            -         -     (2,517,807)    (2,517,807)
                                                            --------- ------------ ---------  -------------- --------------

Balance, March 31, 2002                                     7,014,591   10,145,169   961,366    (19,509,518)    (8,402,983)

   Issuance of stock dividend                                 260,457       59,904         -              -         59,904
   Dividends on preferred stock                                     -            -         -        (73,350)       (73,350)
   Net loss                                                         -            -         -     (3,134,155)    (3,134,155)
                                                            --------- ------------ ---------  -------------- --------------


Balance, March 31, 2003                                     7,275,048 $ 10,205,073 $ 961,366  $ (22,717,023) $ (11,550,584)
                                                            --------- ------------ ---------  -------------- --------------

          See accompanying notes to consolidated financial statements.


                PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash                                                                      Years ended March 31,
                                                                                           -------------------------------
                                                                                               2003              2002
                                                                                           -------------     -------------

Cash flows from operating activities:

   Net loss                                                                                $ (3,134,155)     $ (2,517,807)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                              192,299           156,724
     Bad debt expense                                                                          (373,808)           53,211
     Issuance of common stock for services                                                            -            35,700
     Goodwill impairment                                                                        408,942                 -
     Change in assets and liabilities:
       Restricted cash                                                                                -           300,000
       Accounts receivable                                                                     (410,289)          802,956
       Inventory                                                                                 24,086           326,652
       Prepaid expenses                                                                         (98,371)          (45,499)
       Other assets                                                                             121,775           109,048
       Accounts payable                                                                       1,449,158           513,008
       Accrued expenses                                                                         185,435           780,563
       Deferred maintenance revenue                                                             328,618           (37,449)
                                                                                           -------------     -------------

   Total adjustments                                                                          1,827,845         2,994,914
                                                                                           -------------     -------------

Net cash (used in) provided by operating activities                                          (1,306,310)          477,107

Cash flows from investing activities:
   Purchase of equipment                                                                       (115,991)          (27,579)
                                                                                           -------------     -------------

Net cash used in investing activities                                                          (115,991)          (27,579)
                                                                                           -------------     -------------

Cash flows from financing activities:
   Net change in line of credit                                                                 205,000          (699,150)
   Issuance of long-term debt and notes payable                                               1,413,320           359,399
   Repayment of debt                                                                            (60,395)         (338,802)
                                                                                           -------------     -------------

Net cash provided by (used in) financing activities                                           1,557,925          (678,553)
                                                                                           -------------     -------------

Net increase (decrease) in cash                                                                 135,624          (229,025)

Cash, beginning of year                                                                          81,280           310,305
                                                                                           -------------     -------------

Cash, end of year                                                                          $    216,904      $     81,280
                                                                                           -------------     -------------

Supplemental statement of cash flow information:
   Cash paid during the year for interest                                                $       92,713 $          93,692
                                                                                           -------------     -------------

Non-cash financing and investing activities:
   Preferred stock dividends paid in common stock                                                59,904            32,249
   Services performed paid in common stock                                                            -            35,700
   Acquisition of Solid Systems:
     Assets acquired                                                                          1,309,829                 -
     Liabilities assumed                                                                      1,309,829                 -
   Conversion of accounts payable and accrued expenses to long-term note                              -         1,809,619
   Warrants issued as deferred financing cost                                                         -           220,000
                                                                                           -------------     -------------

          See accompanying notes to consolidated financial statements.

NOTE 1--THE COMPANY AND ITS OPERATIONS

Nature of Business and Summary Operations

     Prologic Management Systems, Inc., an Arizona corporation, and its wholly-owned subsidiary, BASIS, Inc. ("BASIS"), (collectively, the "Company") is a commercial systems integration and professional services firm, specializing in high-availability, fully integrated systems. The Company's BASIS, Inc. subsidiary, headquartered in Emeryville, California, provides systems integration services, networking services, security and database software for the commercial market. The Company's Tucson office serves as its corporate headquarters.

     The Company completed an acquisition, effective May 31, 2002, whereby the Company acquired, in a non-cash asset purchase, four (4) offices and associated personnel and equipment, from Solid Systems, Inc., an information technology service provider (see Note 3). The offices are located in Dallas, Austin and Houston, Texas, and New Orleans, Louisiana. The Company, since June 1, 2002, has continued the systems integration and maintenance business under the name of Solid Systems, operating as a division of the Company's BASIS, Inc. subsidiary.

     The Company generates the majority of its sales revenue from the resale of hardware and software products produced by third parties, primarily Sun Microsystems, Inc. ("Sun"). BASIS' reseller agreement with Sun can be canceled by either party upon 30 days notice. The Company anticipates that the reseller agreement will continue indefinitely. The Company is contractually required to purchase all Sun products from a designated distributor (supplier) of Sun products. The Company's supplier offers credit terms and financing arrangements whereby accounts receivable from the sales of certain Sun products are assigned to the supplier. At March 31, 2003 and 2002, the Company owed approximately $4,176,927 and $8,004,664 to its supplier and has assigned $4,296,927 and $2,496,126 of accounts receivable to its supplier.

     As of March 31, 1998, the Company's common stock and warrants were listed on the Nasdaq SmallCap Market. On June 8, 1998, the Company was informed by Nasdaq that it failed to meet the minimum net tangible assets requirement and the minimum bid price criteria for continued listing on the Nasdaq SmallCap Market and, therefore, its securities would be delisted. On August 7, 1998, the Company notified Nasdaq that it would not pursue its right to appeal the decision by Nasdaq to delist the Company's securities. The Company's securities were delisted from the Nasdaq stock market effective with the close of business on August 7, 1998, and trading of the Company's common stock has continued to be conducted on the non-NASDAQ over-the-counter ("OTC") market, under the symbol PRLO. Until recently, when the Company's stock began trading on the OTC Bulletin Board, there had been no active market for the Company's common stock since it was delisted from the NASDAQ Small Cap Market in August 1998. The delisting of the Company's securities could significantly impair the Company's ability to obtain additional financing.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management's Plans

     The Company's apparent improving performance in fiscal 2001 was subsequently adversely impacted by the general national and regional economic downturn, and the situation was further aggravated by the terrorist attacks and threats that began in September 2001. In fiscal 2002, the Company's management implemented aggressive measures to reduce operating costs, increase service sales, and other strategies to minimize the impact on revenues as customers and potential customers took an increasingly conservative position on hardware and software spending.

     The Company, during fiscal 2003, continued to reduce controllable expenses and focused on securing maintenance contracts, professional service engagements and third party software license revenues, which have been less susceptible to adverse economic conditions than the demand for computer hardware and which, generally speaking, have substantially higher margins than hardware sales. For the fiscal year ended March 31, 2003, hardware sales represented 58.4% of total sales. For the fiscal year ended March 31, 2002, hardware sales represented 60.4% of total sales. The Company's intention is to further reduce its reliance upon hardware sales and increase its sales of maintenance service, professional services and third party software. An active program has been put in place by management to accomplish this transition. The Company expects to see hardware sales as a percentage of total sales below 55% in the next fiscal year and gradually diminishing over time.

Principles of Consolidation

     The consolidated financial statements include the accounts of Prologic and its subsidiary, BASIS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

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

Inventory

     Inventory consists primarily of parts associated with servicing maintenance contracts and, to a lesser degree, of third-party computer hardware and third-party software products, which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

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

Goodwill

     On April 1, 2001, the Company elected to adopt SFAS 141 and SFAS 142. The Company's previous business combination was accounted for using the purchase method. As of March 31, 2003, the net carrying amount of goodwill was $408,942 and there were no other intangible assets acquired in connection with the business combination. Pursuant to the terms of SFAS 142, the Company ceased amortizing goodwill effective April 1, 2001 and recorded no amortization expense during the year ending March 31, 2002. An intangible asset with an indefinite useful life is also tested for impairment in accordance with the guidance in SFAS 142. As of March 31, 2003, the Company has completed its annual goodwill impairment test pursuant to the provisions of SFAS 142, and determined that there was impairment of the asset in an amount equal to the carrying amount of the goodwill. Accordingly, the Company has recorded an expense during the fiscal year ended March 31, 2003, of the $408,942 balance.

Concentrations of Credit Risk

     Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of accounts receivable. The Company does not require collateral upon delivery of its products or services.

Income Taxes

     The Company accounts for income taxes utilizing the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether or not it is likely that the net deferred tax asset will be realized.

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

Earnings Per Share

     FASB Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. At March 31, 2003 and 2002, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 2,392,523 and 2,713,723, respectively, are excluded from the computation of diluted earnings per share because they are anti-dilutive.

Stock-Based Compensation

     The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize employee related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using fair value measurement criteria.

     The Company has elected to account for its stock-based compensation plans under APB No. 25 and has therefore recognized no compensation expense in the accompanying consolidated financial statements for stock-based employee awards granted as the option price for all employees options grants exceeded the fair value of the Company's common stock on the date of grant. Additionally, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2003 using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                    2003                2002
                                                                                   Options            Options
                                                                                 ------------      -------------

 Risk free interest rate                                                                5.01%                 -
 Expected dividend yield                                                                   -                  -
 Expected lives                                                                      5 years                  -
 Expected volatility                                                                  169.84%                 -

No options were granted during year ended March 31, 2002.

If the Company had accounted for its stock-based employee compensation plans using a fair value based method of accounting, the Company's net loss and loss per common and common share equivalent would have been as follows:

                                                                                       Years ended March 31,
                                                                                --------------------------------
                                                                                     2003              2002
                                                                                -------------      -------------


 Net income (loss) attributable to common shareholder) - as reported            $ (3,134,155)      $ (2,517,807)
 Less fair value of stock-based employee compensation expense                        (43,627)           (28,584)
 Net income (loss) (attributable to common shareholder - pro forma                (3,177,782)        (2,546,391)
 Net income (loss) per share (basic and diluted) - as reported                          (.43)              (.37)
 Net income (loss) per share (basic and diluted) - pro forma                            (.44)              (.37)

     The effects of applying SFAS No. 123 for pro forma disclosures for 2003 and 2002 are not likely to be representative of the effects on reported net loss and loss per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

New Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Company will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company currently does not intend to adopt SFAS No. 123 and accordingly does not expect the implementation of SFAS No. 148 to have a material effect on the Company's consolidated financial position or results of operations.

     In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company is evaluating the provisions of SFAS No. 150. The Company anticipates conversion of all its redeemable preferred stock into common stock by the end of the second quarter of fiscal 2004 and, accordingly, does not expect SFAS No. 150 to have a material effect on the Company's consolidate financial position or results of operations.

     In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees. Including indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements for periods ending after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

     In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable immediately for variable interest entities created after January 1, 2003. For variable interest entities created prior to January 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not currently believe that any material entities will be consolidated as a result of FIN 46.

NOTE 3--ACQUISITION OF ASSETS FROM SOLID SYSTEMS, INC.

     On June 15, 2002, the Company closed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four (4) offices and associated personnel and equipment, from Solid Systems, Inc., an information technology service provider. The offices are located in Dallas, Austin and Houston, Texas, and New Orleans, Louisiana. The Company, since June 1, 2002, has continued the systems integration and maintenance business as the Solid Systems Division of Basis, Inc. ("Solid Systems"). The results of operations of Solid Systems have been included in the Company's consolidated results of operations from May 31, 2002, the acquisition date, through the end of this period.

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

The unaudited proforma combined historical results of operations, as if Solid Systems had been acquired at the beginning of the period, are estimated to be:

                                                                                          Years ended March 31,
                                                                                       --------------------------
                                                                                          2003             2002
                                                                                       ---------        ---------

 Revenue                                                                               $ 20,745         $ 36,068
 Net loss available to common shareholders                                             $ (2,891)        $ (7,522)
 Basic and diluted loss per share                                                      $  (0.40)        $  (1.08)

The foregoing unaudited historical results of operations are presented for informational purposes only and do not purport to be indicative of the results that would have been obtained had the acquisition occurred as of an earlier date or of any future results which may be obtained.

NOTE 4--PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                        Years ended March 31,
                                                                                    -----------------------------
                                                                                        2003              2002
                                                                                    ------------      -----------

 Furniture and leasehold improvements                                               $   236,250       $  253,481
 Equipment and software                                                               1,131,665          938,443
                                                                                    ------------      -----------

                                                                                      1,367,915        1,191,924

 Less accumulated depreciation                                                       (1,043,421)        (937,210)
                                                                                    ------------      -----------

 Net property and equipment                                                         $   324,494       $  254,714
                                                                                    ------------      -----------

NOTE 5--LINE OF CREDIT

     On March 26, 2003, the company entered into an agreement with a key lender in a form of a line of credit with an interest rate of eight percent (8%) per annum, which shall be payable in arrears on the 10th day of each month commencing April 10, 2003. All outstanding principal and accrued, but unpaid interest, if not paid earlier, shall be due and payable on September 26, 2003. The note is secured by all of the Company's assets. The total advance should not exceed $610,000. At March 31, 2003, the balance was $205,000.

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

NOTE 6--LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are as follows:

                                                                                             March 31,
                                                                                    -----------------------------
                                                                                        2003             2002
                                                                                    ------------     ------------

 Notes payable, interest at 2% per month, secured by various equipment, originally due on March 31, 1998, note is past due and is currently
   payable and collateralized by common stock.                                      $   100,000      $   108,000

 Software purchase agreement for minimum royalties of $250,000, secured by purchased software, originally due on December 31, 2001, since renegotiated with a $13,000 payment due May 2002, and monthly installments
   of $4,000 thereafter through February 2004.                                           64,000          101,000

 Note payable, interest at 8.5%, unsecured, principal and interest of $2,100
   due monthly through March 31, 2004.                                                   60,186           60,186

 Note payable, interest at 11% per annum on the outstanding principal,
   quarterly payments of $25,000 through October 12, 2001.  Note is past due.            75,000           75,000

 Note payable, interest at 11% per annum on the outstanding principal, monthly payments of $50,000 through June 30, 2000 with a balloon payment
   of the remaining balance.  Note is past due.                                         722,910          722,910

 Note payable, mandatory monthly payments based on operating profits with 6%
   interest accruing on unpaid balances, due April 14, 2004.                          7,003,394        6,650,478

 Financing agreement, interest at 10% per annum, payable upon collection of
   assigned receivables.                                                              1,714,892          278,857

 Other                                                                                   45,782           94,017
                                                                                    ------------     ------------

 Total long-term debt and notes payable                                               9,786,164        8,090,448

 Less current portion of long-term debt and notes payable                            (2,782,770)      (1,414,575)
                                                                                    ------------     ------------

 Long-term debt and notes payable, excluding current portion                        $ 7,003,394      $ 6,675,873
                                                                                    ------------     ------------


A summary of long-term debt and notes payable installments after March 31, 2003 is as follows:

                                                                                                        Amount
                                                                                                     ------------

      2004                                                                                           $ 2,782,770
      2005                                                                                             7,003,394
                                                                                                     ------------

                                                                                                     $ 9,786,164
                                                                                                     ------------

During fiscal 2002, the Company entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance, if any, to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At March 31, 2003, the Company was liable for $1,714,892 under this agreement, which is included in the current portion of long-term debt and notes payable.

     In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and a due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option of the maker to extend the maturity date to April 2005. The balance of the current promissory note at March 31, 2003 is $7,003,394, consisting of $6,349,686 of principle and $653,708 of accrued interest. The current note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. In August 2002, the Company further amended the note to include weekly payments of $1,000.

NOTE 7--INCOME TAXES

     The Company has a net operating loss carryforwards approximating $17,900,000 for federal income tax purposes, which expire in varying amounts from 2003 through 2021. Utilization of the net operating loss carryforwards may be significantly limited or eliminated as a result of change in ownership as defined in Section 382 of the internal revenue code.

     A reconciliation of the difference between the provision for income taxes and the amount that would be computed using statutory federal income tax rates is as follows:

                                                                                        Years ended March 31,
                                                                                   ------------------------------
                                                                                       2003              2002
                                                                                   -------------     ------------


 Benefit computed at federal rate of 34%                                           $ (1,066,000)     $  (856,000)
 State income tax benefit, net of federal benefit                                      (186,000)        (150,000)
 Increase in valuation allowance                                                      1,211,000           14,000
 Expiration of unused net operating losses                                                    -          992,000
 Other                                                                                   41,000                -
                                                                                   -------------     ------------

 Benefit for income taxes                                                          $          -      $         -
                                                                                   -------------     ------------

A detail of the net deferred tax asset is as follows:

                                                                                        Years ended March 31,
                                                                                   ------------------------------
                                                                                        2003             2002
                                                                                   -------------     ------------

 Deferred tax assets:
   Net operating loss carryforward                                                 $  7,017,000      $ 5,982,000
   Allowance for doubtful accounts                                                       87,000          236,000
   Deferred maintenance revenue                                                         367,000           42,000
   Other accruals                                                                         5,000            5,000
                                                                                   -------------     ------------

 Total deferred tax assets                                                            7,476,000        6,265,000

 Less valuation allowance                                                            (7,476,000)      (6,265,000)
                                                                                   -------------     ------------

 Net deferred tax assets                                                           $          -      $         -
                                                                                   -------------     ------------

Net deferred tax assets of approximately $7,476,000 have been offset by a valuation allowance since management cannot determine that it is more likely than not that such assets will be realized.

NOTE 8--CAPITAL STOCK

Common Stock

     In fiscal 2003, the Company issued common stock dividends totaling 260,457 shares to holders of its Series B and Series C preferred stock. The fair value of these shares was $59,904 on the date of grant.

     In fiscal 2002, the Company issued common stock dividends totaling 56,533 shares to holders of its Series B and Series C preferred stock. The fair value of the shares was $32,249 on the date of grant.

     In fiscal 2002, the Company issued 100,000 shares of common stock for services performed. The fair value of the shares was $35,700 on the date of grant.

Common Stock Warrants

     In fiscal 2002, the Company issued warrants to purchase 700,000 shares of common stock at $0.75 per share, in conjunction with the renegotiation of a note payable. The fair value of the warrants was recorded as a debt issuance cost of $220,000, and is being amortized over the term of the note payable.

Series A Cumulative Convertible Preferred Stock

     The Series A preferred stock agreement provides for dividends at the rate of 8%, payable quarterly in cash or shares of common stock at a stated price of $2.00 per share, at the discretion of the Company's Board of Directors. Cumulative unpaid dividends totaled approximately $40,000 and $32,000 at March 31, 2003 and 2002, respectively. Holders of Series A preferred stock have liquidation preference over holders of common stock and receive $6.00 per share plus accrued dividends, in the event of liquidation. The agreement defines a more than 50% change in voting power as a liquidation.

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

     Series A preferred stock is subject to conversion 12 months after the issuance, at the option of the Company, contingent upon an increase in the price of common stock equal to at least 150% of the conversion price ($3.00 per share, subject to adjustment) (see Note 14).

Series B Cumulative Convertible Preferred Stock

     In March 1998, the Company authorized 100,000 shares of 10% Series B Cumulative Convertible preferred stock (Series B preferred). The Series B preferred stock agreement provides for dividends at a rate of 10% of the issued and outstanding balance payable semi-annually beginning October 31, 1998, in cash or shares of common stock, subject to provisions in the agreement. Cumulative unpaid dividends totaled approximately $9,500 and $8,708 at March 31, 2003 and 2002, respectively.

     Series B Preferred may be converted to common stock at the option of the shareholder. The conversion rate (4.44 common shares to be received per one preferred share) is calculated by dividing the stated value ($10 at March 31, 2003 and 2002) by the effective conversion price ($2.25 at March 31, 2003 and
2002).

     During February 2001, certain holders of Series B preferred stock converted 62,500 shares of preferred stock into 277,782 shares of common stock at a conversion rate of 4.44 common shares to one preferred share. Currently, the Company is in litigation regarding the conversion rate. See Note 13 for further details.

     The Company may redeem Series B preferred at the stated value plus accrued dividends with at least 20 days notice to the shareholders and may not reissue any shares repurchased.

     Holders of Series B preferred stock have liquidation preference over holders of common stock. In the event of liquidation, Series B preferred shareholders will receive $10 per share plus accrued dividends. The agreement defines a more than 50% change in voting power as a liquidation (see Note 14).

Series C Cumulative Preferred Stock

     In December 1999, the Company authorized 100,000 shares of 10% Series C Cumulative Convertible preferred stock. The Series C preferred stock provides for dividends at the rate of 10% payable semi-annually beginning April 30, 2000, to be paid in cash or shares of common stock, subject to provision in the agreement. Cumulative unpaid dividends totaled approximately $55,850 and $51,196 at March 31, 2003 and 2002, respectively.

     Series C preferred stock may be converted into common stock at the option of the shareholder. The conversion rate (4.44 common shares to be received per one preferred share) is calculated by dividing the stated value ($10 at March 31, 2003 and 2002) by the effective conversion price ($2.25 at March 31, 2003 and 2002), subject to adjustment.

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

     In fiscal 2000, the Company issued 55,850 shares of Series C preferred stock to two entities in which officers of the Company hold interests. Of the 55,850 shares issued, the Company received $337,720 in cash and $220,780 represented conversion of debt from a related party. The due date of the remaining $191,500 for an additional 19,150 shares has been extended pending settlement of the Series B litigation (see Notes 13 and 14).

NOTE 9--STOCK OPTION PLAN

     During 1995, the Company's Board of Directors approved the 1994 Stock Option Plan (the "Plan"). The maximum number of shares that may be issued pursuant to the Plan, as amended, is 3,500,000, and the Plan expires March 29, 2011. Options granted under the Plan include incentive and nonqualified stock options, with vesting determined on the grant date, not to exceed ten years, and are exercisable over a ten-year maximum period at a price no less than 100% of the fair market value of the common stock at the date of grant.

The following table summarizes the activity under the Company's stock option plan:

                                                                          Years ended March 31,
                                                        ----------------------------------------------------------
                                                                   2003                             2002
                                                        --------------------------      --------------------------
                                                         Number of        Price          Number of        Price
                                                          Shares        Per Share         Shares        Per Share
                                                        -----------     ----------      -----------     ----------

 Options outstanding, beginning of year                  1,331,500      $     .71        1,525,000      $     .69
   Granted                                                 375,300            .50                -              -
   Canceled/expired                                       (586,500)           .50         (193,500)           .50
   Exercised                                                     -              -                -              -
                                                        -----------     ----------      -----------     ----------

 Options outstanding, end of year                        1,120,300      $     .56        1,331,500      $     .71
                                                        -----------     ----------      -----------     ----------

 Options exercisable, end of year                          978,466      $     .57        1,029,208      $     .62
                                                        -----------     ----------      -----------     ----------

 Weighted average fair value of options granted                         $     .50                       $       -
                                                                        ----------                      ----------

Options outstanding and exercisable by price range as of March 31, 2003 are as follows:

                                                         Weighted
                                                          Average        Weighted                        Weighted
                                                         Remaining       Average                          Average
                                           Options      Contractual      Exercise         Options        Exercise
Range of Exercise Prices                 Outstanding       Life           Price         Exercisable       Price
                                         -----------    -----------     ----------      -----------     ----------

$.50                                      1,000,300           2.51      $     .50          858,466      $     .50
$1.00                                        95,000           1.30           1.00           95,000           1.00
$1.38                                        25,000           2.10           1.38           25,000           1.38
                                         -----------    -----------     ----------      -----------     ----------

$.50 - $1.38                              1,120,300           2.39            .56          978,466            .57
                                         -----------    -----------     ----------      -----------     ----------

No options were granted during year ended March 31, 2002.

NOTE 10--SIGNIFICANT CUSTOMERS

     The Company derives a significant portion of its total revenue from relatively few customers. The Company's five largest customers accounted for $8,540,920 and $9,937,795, or 47.15% and 51.10%, of total revenue for the years ended March 31, 2003 and 2002, respectively. Revenue from one customer was 19.70% and 28.18% in the years ending March 31, 2003 and 2002, respectively.

     At March 31, 2003 and 2002, receivables from two customers accounted for 16% and 12%, and 15% and 11%, respectively, of total accounts receivable.

     The Company anticipates that customers that represent more than 10% of total revenue will vary from period to period depending on the placement of orders by a particular customer or customers in any given period.

NOTE 11--401(k) PLAN

     The Company has a 401(k) plan for the benefit of its employees. The Company may also make discretionary contributions to the plan in amounts determined by management. Participants immediately vest in both their personal contributions and in the Company's contributions. In fiscal 2002 and 2003, the Company did not contribute to the 401(k) plan.

NOTE 12--RELATED PARTY TRANSACTIONS

     During the first quarter of fiscal 2002, the Company borrowed $35,000 from HFG Properties, Ltd., an Arizona limited partnership of which Mr. Heim is a general partner. The $35,000 was repaid to HFG Properties, Ltd. in the fourth quarter of fiscal 2002.

     In connection with the April 22, 2003 resignation of Mr. James M. Heim, an officer of the Company, and at Mr. Heim's request, as part of the Company's separation agreement with Mr. Heim the Company agreed to transfer to Mr. Heim ownership rights to all of the Company's proprietary software products, which have comprised 1.2% in the fiscal year ended March 31, 2003, and less than 1.6% of the Company's revenues in each of the previous 3 fiscal years.

NOTE 13--COMMITMENTS AND CONTINGENCIES

     The Company leases office, manufacturing and storage space, and equipment under noncancelable operating lease agreements expiring through May 2008. These leases contain renewal options, and the Company is responsible for certain executory costs, including insurance and utilities. Rent expense for 2003 and 2002 was $194,605 and $244,256, respectively. Future minimum lease payments under operating leases that have remaining noncancelable lease terms in excess of one year at March 31, 2003 are as follows:

 Years ending March 31,                                                 Amount
 ----------------------------                                         ----------

          2004                                                          296,271
          2005                                                          188,017
          2006                                                           53,903
          2007                                                           53,903
          2008                                                           13,476
                                                                      ----------

 Total                                                                $ 605,570
                                                                     -----------

     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2003.

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

     The terms of the Company's Series B Cumulative Convertible Preferred Stock agreement required that if by December 31, 1999 the Series B Cumulative Convertible Preferred Stock had not been redeemed or that the Company had not raised at least $1.5 million from the sale of equity securities excluding the Series B Cumulative Convertible Preferred Stock, the conversion rate would become fifty percent of the average price of the Company's common stock during the month of December 1999. Additionally, the Series C Cumulative Convertible Preferred Stock agreement calls for the conversion price to be adjusted downwards to match revised conversion prices of other preferred stock series. Management believes the Company raised the required amount of funding to maintain the existing conversion rate according to the terms of the Series B Cumulative Convertible Preferred Stock agreement. If the Company had not raised the proceeds specified in the Series B Cumulative Convertible Preferred Stock agreement, then the Company would have recorded a deemed dividend of approximately $400,000. On February 21, 2001, certain of the Series B Preferred Stockholders, referred to above, requested that the Company convert their shares of Series B Preferred Stock to common stock. The Company converted the preferred stock of those holders at a conversion rate of $2.25 per share for a total of 277,782 shares of common stock. These Series B Preferred Stockholders contended that the conversion should have resulted in the issuance of approximately 4.6 million shares. Subsequent to March 31, 2003, the parties Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., negotiated a settlement agreement, effective April 30, 2003, whereby the Company would issue the plaintiffs 2.63 shares of Prologic common stock for each dollar ($1.00) of money originally invested by the plaintiffs, reduced by the number of common shares that have been issued to each current preferred stockholder as dividends on the preferred stock. The total number of shares of common stock to be issued to the plaintiffs is 1,197,634 shares. The parties have agreed to dismiss with prejudice all claims in this case. As of the date of this filing, the parties are in the process of executing the settlement agreement, after which time the common shares due thereunder will be issued (See Note 14).

     The Company has committed to grant 60,000 warrants to an outside consultant at exercise prices ranging from $0.50 to $0.65 per share of common stock.

NOTE 14--SUBSEQUENT EVENT

     Subsequent to March 31, 2003, holders of the Company's Series A, Series B and Series C Preferred Stock (which includes holdings by Mr. Heim as a general partner of HFG Properties, and as a member of Sonoita Resources, both Series C Preferred Stockholders, and holdings by Mr. Metz as a member of Series C Preferred Stockholder, Sonoita Resources) agreed to convert their shares of Preferred Stock to shares of the Company's common stock, utilizing the same formula as that of the Pace settlement.

     The total additional shares to be issued over and above the initial conversion rate for all shares of Series A, B and C Preferred Stock will be recorded as a deemed dividend of approximately $509,000 effective April 30, 2003.

-+