Form 10QSB
period 2003-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2003-08-14
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003.


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
Yes X  No   .
   ---   ---


Number of shares of common stock outstanding on June 30, 2003 was 7,275,048.


Transitional Small Business Disclosure Format:
                                              Yes    No X
                                                 ---   ---

                        Prologic Management Systems, Inc.
                                      Index


                                                                                                                      Page

Part I.           FINANCIAL INFORMATION                                                                                 3

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 2003 (unaudited) and
                  March 31, 2003                                                                                        3

                  Condensed Consolidated Statements of Operations for the Three Months Ended
                  June 30, 2003 (unaudited) and June 30, 2002 (unaudited)                                               4

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  June 30, 2003 (unaudited) and June 30, 2002 (unaudited)                                               5

                  Notes to Condensed Consolidated Financial Statements                                                  6

Item 2.           Management's Discussion and Analysis of Results of Operations and
                  Financial Condition                                                                                  10

Item 3.           Controls and Procedures                                                                              15


Part II.          OTHER INFORMATION                                                                                    16

Item 1.           Legal Proceedings                                                                                    16

Item 2.           Changes in Securities                                                                                16

Item 3.           Defaults upon Senior Securities                                                                      16

Item 4.           Submission of Matters to a Vote by Security Holders                                                  16

Item 5.           Other Information                                                                                    16

Item 6.           Exhibits and Reports on Form 8-K                                                                     16


SIGNATURES                                                                                                             17

PART I.  Financial Information
Item  1.  Condensed Consolidated Financial Statements

               Prologic Management Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                       June 30,          March 31,
                                                                                         2003               2003
                                                                                    ----------------   ---------------
ASSETS                                                                                (unaudited)

Current assets:
   Cash                                                                           $          32,631  $        216,904
   Accounts receivable, less allowance for doubtful accounts of $95,383 at June
     30, 2003 and $217,264 at March 31, 2003                                              4,253,265         4,175,496
   Inventory                                                                                257,746           245,257
   Prepaid expenses                                                                         153,079           175,270
                                                                                    ----------------   ---------------

Total current assets                                                                      4,696,721         4,812,927

Property and equipment, net                                                                 287,652           324,494
Deferred financing costs, net                                                                71,745            93,267
Other assets                                                                                186,332           163,049
                                                                                    ----------------   ---------------

TOTAL ASSETS                                                                      $       5,242,450  $      5,393,737
                                                                                    ================   ===============

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Line of Credit                                                                 $         447,500  $        205,000
   Short term debt and notes payable                                                      2,137,298         2,782,770
   Accounts payable                                                                       4,187,181         3,931,356
   Sales tax payable                                                                        744,177           762,160
   Accrued expenses                                                                         553,209           616,008
   Deferred maintenance revenue                                                             927,212           916,545
                                                                                    ----------------   ---------------
Total current liabilities                                                                 8,996,577         9,213,839

Long term interest on accrued liabilities                                                   749,132           653,708
Long-term debt and notes payable                                                          6,337,686         6,349,686
                                                                                    ----------------   ---------------

Total liabilities                                                                        16,083,395        16,217,233
                                                                                    ----------------   ---------------



Preferred stock:
   Series A cumulative convertible preferred stock, no par value, 16,667 shares
     authorized, 16,667 shares issued and outstanding                                       100,000           100,000
   Series B cumulative convertible preferred stock, no par value, 100,000
     shares authorized, 9,500 shares issued and outstanding                                  68,588            68,588
   Series C cumulative convertible preferred stock, no par, 100,000 shares
     authorized, 55,850 shares issued and outstanding                                       750,000           750,000
   Stock subscription receivable                                                           (191,500 )        (191,500 )
                                                                                    ----------------   ---------------
                                                                                            727,088           727,088
                                                                                    ----------------   ---------------
Stockholders' deficit:
   Common stock, no par value, 50,000,000 shares authorized, 7,275,048 shares
     issued and outstanding at June 30, 2003 and March 31, 2003                          10,205,073        10,205,073
   Warrants                                                                                 970,766           961,366
   Accumulated deficit                                                                  (22,743,872 )     (22,717,023 )
                                                                                    ----------------   ---------------
Total stockholders' deficit                                                             (11,568,033 )     (11,550,584 )
                                                                                    ----------------   ---------------
Total liabilities, preferred stock and stockholders' deficit                      $       5,242,450  $      5,393,737
                                                                                    ================   ===============

     See accompanying notes to condensed consolidated financial statements.

               Prologic Management Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                       --------------------------------
                                                                                           2003               2002
                                                                                       -------------      -------------

                                                                                        (unaudited)        (unaudited)
Revenue:
   Computer hardware                                                                 $    3,271,053     $    3,718,026
   Software licenses                                                                      1,004,759            370,226
   Professional services                                                                  2,389,824          1,468,948
                                                                                       -------------      -------------

Total net revenue                                                                         6,665,636          5,557,200

Costs of revenue:
   Computer hardware                                                                      2,790,730          3,358,337
   Software licenses                                                                        894,814            325,069
   Professional services                                                                  1,518,216            976,691
                                                                                       -------------      -------------

Total costs of revenue                                                                    5,203,760          4,660,097
                                                                                       -------------      -------------

Gross profit                                                                              1,461,876            897,103
                                                                                       -------------      -------------

Operating expenses:
   General and administrative                                                               987,153            887,020
   Selling and marketing                                                                    357,116            278,020
                                                                                       -------------      -------------

Total operating expenses                                                                  1,344,269          1,165,040
                                                                                       -------------      -------------

Operating income (loss)                                                                     117,607           (267,937 )
                                                                                       -------------      -------------

Interest and other income (expense):
   Interest expense                                                                        (144,482 )         (144,110 )
   Other income (expense)                                                                        25                 --
                                                                                       -------------      -------------

Total interest and other income (expense)                                                  (144,457 )         (144,110 )
                                                                                       -------------      -------------

Net loss                                                                                    (26,850 )         (412,047 )

Preferred stock dividend                                                                    (18,338 )          (18,338 )
                                                                                       -------------      -------------

Net loss available to common stockholders                                            $      (45,188 )   $     (430,385 )
                                                                                       =============      =============

Weighted average number of common shares:
   Basic and diluted                                                                      7,014,591          7,097,594
                                                                                       =============      =============

Loss per common share:
    Basic and diluted                                                                $        (0.01 )   $        (0.06 )
                                                                                       =============      =============


     See accompanying notes to condensed consolidated financial statements.

               Prologic Management Systems, Inc. and Subsidiaries
                 Condensed CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash                                                                  Three Months Ended June 30,
                                                                                               2003              2002
                                                                                           -------------     -------------

(unaudited) (unaudited)
Cash flows from operating activities:
   Net loss                                                                              $      (26,850 )  $     (412,047 )
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                               58,364            53,112
     Issuance of warrants for services                                                            9,400                --
     Change in assets and liabilities:
       Accounts receivable                                                                      (77,769 )        (111,013 )
       Inventory                                                                                (12,489 )         (73,910 )
       Prepaid expenses                                                                          22,191           (60,191 )
       Other assets                                                                             (23,281 )          15,414
       Accounts payable                                                                         255,825         1,130,922
       Accrued expenses                                                                          14,642          (117,436 )
       Deferred maintenance revenue                                                              10,667          (131,461 )
                                                                                           -------------     -------------

    Total adjustments                                                                           257,550           705,437
                                                                                           -------------     -------------

Net cash provided by operating activities                                                       230,700           293,390
                                                                                           -------------     -------------


Cash flows from investing activities:
   Purchase of equipment                                                                             --           (54,905 )
                                                                                           -------------     -------------

Net cash used in investing activities                                                                --           (54,905 )
                                                                                           -------------     -------------

Cash flows from financing activities:
   Net change in line of credit                                                                 242,500           149,666
   Repayment of debt                                                                           (657,473 )         (21,000 )
                                                                                           -------------     -------------

Net cash provided by (used in) financing activities                                            (414,973 )         128,666
                                                                                           -------------     -------------
Net increase (decrease) in cash                                                                (184,273 )         367,151
Cash, beginning of period                                                                       216,904            81,280
                                                                                           -------------     -------------
Cash, end of period                                                                      $       32,631    $      448,431
                                                                                           =============     =============

Supplemental statement of cash flow information:
   Cash paid during the quarter for interest                                             $       35,923    $       11,963
   Cash paid during the quarter for taxes                                                            --                --

Non-cash financing and investing activities:
   Preferred stock dividends paid in common stock                                        $           --    $       59,905


     See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation - Interim Periods

         The accompanying unaudited condensed consolidated financial statements include the accounts of Prologic Management Systems, Inc. (the "Company") and its wholly-owned subsidiary, BASIS, Inc. ("BASIS"), including its Solid Systems division which was acquired May 31, 2002. All significant inter-company balances and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2003. The results of operations for the three-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As previously reported, the Company has suffered recurring losses from operations and has negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors qualified their opinion on the Company's March 31, 2003 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company's ability to continue as a going concern.

2.   Acquisition of Assets from Solid Systems, Inc.

         On June 15, 2002, the Company completed an acquisition, effective May 31, 2002, whereby the Company acquired, in a non-cash asset purchase, four (4) additional offices and associated personnel and equipment from Solid Systems, Inc., an information technology service provider. The results of operations of Solid Systems have been included in the Company's consolidated results of operations since May 31, 2002, the acquisition date.

         The unaudited proforma combined historical results of operations, as if Solid Systems had been acquired at the beginning of the first quarter ended June 30, 2002, were estimated to be:

                                                            Three months
                                                                ended
                                                            June 30, 2002
                                                        ----------------------

         Revenue                                          $         6,599
         Net loss available to common shareholders        $         (808)
         Basic and diluted loss per share                 $        (0.11)

         The proforma results include the operations of the Company for the three months ended June 30, 2002 and the operations of Solid Systems for the three months ended March 31, 2002 and were not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.



3.   Line of Credit

         During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance, if any, to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At June 30, 2003, the Company was liable for $1,040,247 under this agreement, which is included in the current portion of short-term debt and notes payable.

         On March 26, 2003, the Company entered into an agreement with a key lender in the form of a line of credit with an interest rate of eight percent (8%) per annum, which shall be payable in arrears on the 10th day of each month commencing April 10, 2003. All outstanding principal and accrued, but unpaid interest, if not paid earlier, shall be due and payable on September 26, 2003. The note is secured by all of the Company's assets. The total advance shall not exceed $610,000. At March 31, 2003 and June 30, 2003, the Company was liable for $205,000 and $447,500, respectively, under this agreement. As of the date of this report, the Company is liable for $610,000 under this agreement.

4.   Property and Equipment

           Property and equipment consists of the following:

                                                        June 30, 2003        March 31, 2003
                                                        -------------        --------------
         Furniture and leasehold improvements          $      236,250       $       236,250
         Equipment and software                             1,131,665             1,131,665
                                                        -------------        --------------
              Total property and equipment                  1,367,915             1,367,915
         Less accumulated depreciation                     (1,080,263)           (1,043,421)
                                                        -------------        --------------
              Net property and equipment               $      287,652       $       324,494
                                                        =============        ==============

5.   Inventory

         Inventory consists primarily of parts associated with servicing maintenance contracts and, to a lesser degree, third-party computer hardware and third-party software products which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

6.   Long Term Debt

         In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and an initial due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option of the maker to extend the maturity date to April 2005. The balance of the current promissory note at June 30, 2003 is $6,337,686 with approximately $749,132 accrued interest at June 30, 2003. The current note requires the Company to make monthly payments of 40% of its available operating profits each month. This note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of this note. In August 2002, the Company further amended the note to add weekly payments of $1,000.

7.   Earnings Per Share

         FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three month periods ended June 30, 2003 and June 30, 2002, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 2,537,523 and 2,713,723, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.

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

         The Company has elected to account for its stock-based compensation plans under APB No. 25 and has therefore recognized no compensation expense in the accompanying consolidated financial statements for stock-based awards granted as the option price for all options grants exceeded the fair value of the Company's common stock on the date of grant.

         If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net loss and loss per common and common share equivalent would have been as follows:

                                                                                    Quarter           Quarter
                                                                                     Ended             Ended
                                                                                   06/30/2003        06/30/2002
                                                                                  -------------     -------------

         Net loss available to common stockholders, as reported                 $      (45,188 )   $    (430,385 )
         Deduct: Total stock-based compensation expense determined under
         fair value based method for all awards, net of related tax effects            (13,000 )         (10,927 )
         Pro forma net loss available to common stockholders                           (58,188 )        (441,312 )
         Net loss per share (basic and diluted), as reported                              (.01 )           (0.06 )
         Net loss per share (basic and diluted), pro forma                                (.01 )           (0.06 )

         The effects of applying SFAS No. 123 for pro forma disclosures for the quarters ended June 30, 2003 and June 30, 2002 are not likely to be representative of the effects on reported net loss and loss per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

9.   Recently Issued Accounting Pronouncements

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," to improve accounting for derivative instruments. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. It clarifies when a contract with an initial net investment should be considered a derivative. Additionally, it clarifies when a derivative includes a financing component that should be reported as a financing activity in the statement of cash flows. SFAS No. 149 generally is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on the Company's consolidated financial position or results of operations.

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

10.  Recent Developments

         In the first quarter of fiscal 2004, holders of the Company's Series A, Series B and Series C Preferred Stock tentatively agreed to convert their shares of Preferred Stock to shares of the Company's common stock, utilizing the same formula as that of the Pace settlement (see
         Part II, Item 1. Legal Proceedings). The agreement is expected to be finalized during the second quarter. The total additional shares to be issued over and above the initial conversion rate for all shares of Series A, B and C Preferred Stock will be recorded as a deemed dividend of approximately $190,000 when effective in the second quarter of fiscal 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The Company provides systems integration services, maintenance services, technology products and related services. The Company's revenues are generated from systems integration, maintenance services, and related product sales. The Company's services include systems integration, maintenance services, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, network design and connectivity, and security and encryption design and deployment. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and its subsidiary and Notes thereto, included herein at Item 1 of Part I.

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


CRITICAL ACCOUNTING POLICIES

Revenue Recognition

         The Company recognizes revenue from the sale of third-party hardware and software products upon shipment from the vendor to the end user or when shipped from the Company, whichever is appropriate. Title transfers FOB shipping point. Revenue is recognized on sales of third-party maintenance agreements upon receipt of the billing invoice from the vendor at which time the Company retains no further obligation to the customer or vendor. Revenue from professional services is recognized upon completion of the work and notification from the customer of their acceptance. Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is deferred and recognized on a straight-line basis over the term of the contracts.

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


Results of Operations

         Net Revenue. Net revenue for the quarter ended June 30, 2003 was $6,665,636 compared to $5,557,200 for the same period of the previous year, an increase of $1,108,436, or approximately 19.9%. The revenue increase was due primarily to an increase in revenue from sales of services and software licenses, offset somewhat by a decrease in hardware revenue. Revenue from sales of third party hardware for the quarter ended June 30, 2003 was $3,271,053, a decrease of approximately 12.0%, compared to $3,718,026 for the same period of the previous year. Revenue from sales of software licenses for the quarter ended June 30, 2003, which included third party licenses as well as proprietary software, was $1,004,759, an increase of approximately 171.4%, compared to $370,226 for the same period of the previous year. Revenue from sales of professional services for the quarter ended June 30, 2003, which was comprised predominately of integration services, was $2,389,824, an increase of approximately 62.7%, compared to $1,468,948 for the same period of the previous year. The Company continues to concentrate on sales of services, which carry higher margins than hardware and third party software sales.

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

         Costs of Revenue. Costs of revenue were $5,203,760, or 78.1% of net revenue, for the quarter ended June 30, 2003, compared to $4,660,097, or 83.9% of net revenue, for the same period of the previous year. The overall increased costs of revenue were primarily the result of the increase in sales. The Company expects to see the margins on sales of third party products continue to decline in the long term as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

         General and Administrative. General and administrative expenses for the quarter ended June 30, 2003 were $987,153, or 14.8% of net revenue, compared to $887,020, or 16.0% of net revenue, for the same period of the previous year. The increase in these expenses is attributable to the increase in sales. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         Selling and Marketing. Selling and marketing expenses were $357,116, or 5.4% of net revenue, for the quarter ended June 30, 2003, compared to $278,020, or 5.0% of net revenue, for the same period of the previous year. The increase in the amount of expenses is primarily the result of increased sales.

         Operating Income (loss). Operating income for the quarter ended June 30, 2003 was $117,607, or income of 1.8% of net revenue, compared to an operating loss of $267,937, or a loss of 4.8% of net revenue, for the same period of the previous year. The improvement resulted from a favorable change in the sales mix toward increased revenues from sales of higher margin services and software licenses in the first quarter of fiscal 2004.

         Interest Expense and Other Income. Interest expense and other income for the quarter ended June 30, 2003 was $144,457, compared to $144,110 for the same period of the previous year. Interest expense is on both long-term and short-term debt.

         Income Taxes. The Company had no income tax expense for the first quarters of fiscal 2004 and 2003. As of June 30, 2003, the Company had Federal net operating loss carry forwards of approximately $17,900,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Loss. Net loss for the quarter ended June 30, 2003 was $26,850, or a loss of approximately $0.01 per share, compared to a loss of $412,047, or a loss of approximately $0.06 per share, for the same period of the previous year. The net loss improvement resulted from a favorable change in the sales mix toward increased revenues from sales of higher margin services and software licenses in the first quarter of fiscal 2004.


Liquidity and Capital Resources

         At June 30, 2003 the Company had a working capital deficit of approximately $4,300,000 versus a deficit of approximately $4,401,000 at March 31, 2003. As a result of the working capital deficit at March 31, 2003 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at June 30, 2003 was $32,631.

         Cash provided by operations during the quarter ended June 30, 2003 was $230,700, compared to $293,390 for the corresponding period in fiscal 2003. Cash used in investing activities was $0 at June 30, 2003 and $54,905 at June 30, 2002. Cash used in financing activities for the quarter ended June 30, 2003 was $414,972, compared to cash provided by financing activities of $128,666 for the corresponding period in fiscal 2003.

         At June 30, 2003, the Company had current debt obligations, or debt that will become due within twelve months, of $2,137,298. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity, debt financing, or deferment of debt repayment to maintain current operations and service current debt.

         During the three months ended June 30, 2003, the Company did not purchase any capital equipment or software.

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

         During fiscal 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company have a minority interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 in proceeds, $220,780 represented conversion of current debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt, and $337,720 in cash payments, the Company received $558,500, representing 55,850 shares of the Series C Preferred stock, and extended the due date for the remaining $191,500. In the first quarter of fiscal 2004, all holders of the Company's Series A, Series B and Series C Preferred Stock agreed to convert their preferred shares to shares of the Company's common stock utilizing the same formula as that of the Pace settlement (see Part II, Item 1 of this report). The shares will be issued in the second quarter of fiscal 2004.

         During fiscal 2002, the Company entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance, if any, to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At June 30, 2003, the Company was liable for $1,040,247 under this agreement, which is included in the current portion of short-term debt and notes payable.

         On March 26, 2003, the Company entered into an agreement with a key lender in the form of a line of credit with an interest rate of eight percent (8%) per annum, which shall be payable in arrears on the 10th day of each month commencing April 10, 2003. All outstanding principal and accrued, but unpaid interest, if not paid earlier, shall be due and payable on September 26, 2003. The note is secured by all of the Company's assets. The total advance shall not exceed $610,000. At March 31, 2003 and June 30, 2003, the Company was liable for $205,000 and $447,500, respectively, under this agreement. As of the date of this report, the Company is liable for $610,000 under this agreement.

         During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company's trade payables to the vendor into a promissory note. The promissory note includes interest at 11%. At June 30, 2003, the principal balance was approximately $723,000.

         During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 shares of the Company's common stock being returned to the Company and cancelled, and $100,000 in settlement expense cost reimbursement to be paid to Sunburst, of which $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of June 30, 2003, the principal balance of this note remains $75,000.

         In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and an initial due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option of the maker to extend the maturity date to April 2005. The balance of the current promissory note at June 30, 2003 is $6,337,686 with approximately $749,132 accrued interest at June 30, 2003. The current note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. In August 2002, the Company further amended the note to include weekly payments of $1,000.

         In fiscal 1997, the Company borrowed $100,000 with an interest rate of 8% and a scheduled maturity date of June 30, 1997. Subsequently, the maturity date was extended with a revised interest rate of 2% per month plus 10,000 shares per month of restricted common stock. During fiscal 2000, the Company issued 120,000 shares of common stock as interest towards the note. In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component. The replacement note is unsecured, in the amount of $164,500, which includes interest and expenses previously accrued, and bears interest at 3% per month. As of June 30, 2003, the remaining balance of this note, including principal and interest, was $21,466.

         During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principal was repaid. The interest rate on the notes is 2% per month. As of June 30, 2003, the remaining principal balance on these notes, which is currently overdue, is $100,000.

         At June 30, 2003, the Company owed approximately $383,590 in prior sales tax. The Company has negotiated monthly payments on this outstanding balance. The Company is remitting sales taxes on a timely basis on current sales and is current on all other tax obligations.


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

         The Company, during fiscal 2003, continued to reduce controllable expenses, reduce its reliance upon low margin hardware sales, and focused on securing higher margin maintenance contracts, professional service engagements and third party software license revenues, which have been less susceptible to adverse economic conditions than the demand for computer hardware.

         In the first quarter of fiscal 2004, the Company continued to effect a favorable change in its sales mix, increasing sales of higher margin services and software licenses, while reducing its reliance on hardware sales. For the quarter ended June 30, 2003, revenue from sales of services and software licenses represented 50.9% of total sales, compared to 33.1% of total sales for the same period of the prior fiscal year, while hardware sales represented 49.1% of total sales, compared to 66.9% of total sales for the same period of the prior fiscal year.

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


         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," to improve accounting for derivative instruments. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. It clarifies when a contract with an initial net investment should be considered a derivative. Additionally, it clarifies when a derivative includes a financing component that should be reported as a financing activity in the statement of cash flows. SFAS No. 149 generally is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on the Company's consolidated financial position or results of operations.

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


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

         Management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10-QSB for the quarter ended June 30, 2003. Except for the historical information contained herein, the matters discussed in this report on Form 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.


Item 3. Controls and Procedures

         At June 30, 2003, we evaluated, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the CEO and CFO concluded that Prologic's disclosure controls and procedures are effective to ensure that information required to be disclosed in Prologic's reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls.

PART II.  Other Information

Item 1.  Legal Proceedings

         Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999 (previously reported in the Company's reports on 10-QSB):
         In the first quarter of fiscal 2004, the parties negotiated a settlement agreement whereby the Company would issue the plaintiffs
         2.63 shares of Prologic common stock for each dollar ($1.00) of money originally invested by the plaintiffs, reduced by the number of common shares that have been issued to each current preferred stockholder as dividends on the preferred stock. The total number of shares of common stock to be issued to the plaintiffs is 1,197,634 shares. The parties have agreed to dismiss with prejudice all claims in this case. The settlement agreement will be effective upon execution by the parties, after which time the common shares due thereunder will be issued. The Company expects the settlement agreement to be executed in the second quarter of fiscal 2004. Holders of the Company's Series A, Series B and Series C Preferred Stock have also agreed to convert their preferred shares to shares of the Company's common stock utilizing the same formula as that of the Pace settlement.

         AVNET Computer Marketing Group v. Prologic Management Systems, Inc., C20032814, Superior Court for the State of Arizona in and for the County of Pima, filed May 16, 2003. A complaint was filed by AVNET against Prologic to collect approximately $150,000 AVNET is owed for product delivered to Solid Systems, Inc. Prologic has received an extension of time to answer the complaint and/or settle the dispute.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote by Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.   Exhibits and Reports on Form 8-K

     A.   Exhibits filed herewith:

          31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith)

          31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith)

          32.1 Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith)

          32.2 Certification of Chief Financial Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith)

     B.   Reports:

          On April 30, 2003, the Company filed a Report on Form 8-K, reporting under Item 5. Other Events, the April 22, 2003 resignation of Prologic's founder and CEO, James M. Heim. On April 28, 2003, the Company's President and Director, Mr. John W. Olynick, was elected Chief Executive Officer, and its Chief Operations Officer and Director, Mr. Edwin G. Hubert, was elected Chief Financial Officer of the Company.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROLOGIC MANAGEMENT SYSTEMS, INC.



        DATED: August 14, 2003            By:     /s/  John W. Olynick
                                                --------------------------------
                                                       John W. Olynick
                                                       Chief Executive Officer


                                          By:     /s/  Edwin G. Hubert
                                                --------------------------------
                                                       Edwin G. Hubert
                                                       Chief Financial Officer