Form 10QSB
period 2003-09-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2003-11-19
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the quarterly period ended September 30, 2003.


Commission file number: 1-13704


                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)



             Arizona                               86-0498857
   (State or other jurisdiction                 (I.R.S. Employer
  of incorporation or organization)            Identification No.)


              110 South Church Avenue, #3362, Tucson, Arizona 85701
               (Address of principal executive offices) (Zip Code)

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

Number of shares of common stock outstanding on September 30, 2003 was 7,275,048.


Transitional Small Business Disclosure Format:

                                    Yes  X   No
                                        ---    ---


                        Prologic Management Systems, Inc.
                                      Index
                                                                                                          Page
                                                                                                          ----
Part I.                    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                                                       3

          Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited) and March 31, 2003        3

          Condensed Consolidated Statements of Operations for the Three and Six Months Ended
          September 30, 2003 (unaudited) and September 30, 2002 (unaudited)                                 4

          Condensed Consolidated Statements of Cash Flows      for the Six Months Ended
          September 30, 2003 (unaudited) and September 30, 2002 (unaudited)                                 5

          Notes to Condensed Consolidated Financial Statements                                              6


Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition           10

Item 3.    Controls and Procedures                                                                         17


Part II.   OTHER INFORMATION                                                                               17

Item 1.           Legal Proceedings                                                                        17

Item 2.           Changes in Securities                                                                    18

Item 3.           Defaults upon Senior Securities                                                          18

Item 4.           Submission of Matters to a Vote by Security Holders                                      18

Item 5.           Other Information                                                                        18

Item 6.           Exhibits and Reports on Form 8-K                                                         18


SIGNATURES                                                                                                 18

PART I.  Financial Information
Item  1.  Condensed Consolidated Financial Statements

               Prologic Management Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                     September 30,        March 31,
                                                                                         2003               2003
                                                                                    ----------------   ---------------
ASSETS                                                                                (unaudited)
Current assets:
   Cash                                                                           $         278,524  $        216,904
   Accounts receivable, less allowance for doubtful accounts of $89,713 at
     September 30, 2003 and $217,264 at March 31, 2003                                    1,846,061         4,175,496
   Inventory                                                                                185,007           245,257
   Prepaid expenses                                                                         182,274           175,270
                                                                                    ----------------   ---------------

Total current assets                                                                      2,491,866         4,812,927

Property and equipment, net                                                                 254,587           324,494
Deferred financing costs, net                                                                50,223            93,267
Other assets                                                                                173,458           163,049
                                                                                    ----------------   ---------------

TOTAL ASSETS                                                                      $       2,970,134  $      5,393,737
                                                                                    ================   ===============

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Line of credit                                                                 $         610,000  $        205,000
   Short term debt and notes payable                                                      2,886,890         2,782,770
   Long term interest on accrued liabilities  (In default)                                  844,196                --
   Long-term debt and notes payable  (In default)                                         6,336,686                --
   Accounts payable                                                                       1,950,453         3,931,356
   Sales tax payable                                                                        516,749           762,160
   Accrued expenses                                                                         560,193           616,008
   Deferred maintenance revenue                                                             755,609           916,545
                                                                                    ----------------   ---------------
Total current liabilities                                                                14,460,776         9,213,839

Long term interest on accrued liabilities                                                        --           653,708
Long-term debt and notes payable                                                                 --         6,349,686
                                                                                    ----------------   ---------------

Total liabilities                                                                        14,460,776        16,217,233
                                                                                    ----------------   ---------------


Preferred stock:
   Series A cumulative convertible preferred stock, no par value, 16,667 shares
     authorized, 16,667 shares issued and outstanding                                       100,000           100,000
   Series B cumulative convertible preferred stock, no par value, 100,000
     shares authorized, 9,500 shares issued and outstanding                                  68,588            68,588
   Series C cumulative convertible preferred stock, no par, 100,000 shares
     authorized, 55,850 shares issued and outstanding                                       750,000           750,000
   Stock subscription receivable                                                           (191,500)         (191,500)
                                                                                    ----------------   ---------------

                                                                                            727,088           727,088
                                                                                    ----------------   ---------------
Stockholders' deficit:
   Common stock, no par value, 50,000,000 shares authorized, 7,275,048 shares
     issued and outstanding at September 30, 2003 and March 31, 2003                     10,205,073        10,205,073
   Warrants                                                                                 970,766           961,366
   Accumulated deficit                                                                  (23,393,569)      (22,717,023)
                                                                                    ----------------   ---------------

Total stockholders' deficit                                                             (12,217,730)      (11,550,584)
                                                                                    ----------------   ---------------

Total liabilities, preferred stock and stockholders' deficit                      $       2,970,134  $      5,393,737
                                                                                    ================   ===============

                                See accompanying notes to condensed consolidated financial statements.

               Prologic Management Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                              Three Months Ended                  Six Months Ended
                                                                September 30,                       September 30,
                                                            2003              2002             2003              2002
                                                        --------------    -------------    --------------    --------------
                                                         (unaudited)      (unaudited)       (unaudited)       (unaudited)
Revenue:
    Hardware                                         $        818,820  $     1,955,117  $      4,089,872  $      5,673,143
    Software licenses                                         330,050          631,520         1,334,809         1,001,746
    Professional services                                   1,326,795        1,130,198         3,716,618         2,599,146
                                                        --------------    -------------    --------------    --------------
Total revenue                                               2,475,665        3,716,835         9,141,299         9,274,035

Cost of revenue:
    Hardware                                                  620,782        1,798,928         3,397,848         5,157,264
    Software licenses                                         331,248          548,419         1,226,062           873,488
    Professional services                                     697,089          684,621         2,228,496         1,661,312
                                                        --------------    -------------    --------------    --------------
Total cost of revenue                                       1,649,119        3,031,968         6,852,406         7,692,064
                                                        --------------    -------------    --------------    --------------

        Gross profit                                          826,546          684,867         2,288,893         1,581,971
                                                        --------------    -------------    --------------    --------------

Operating expenses:
    General and administrative                              1,036,014        1,226,754         2,023,167         2,113,774
    Selling and marketing                                     328,065          308,256           685,655           586,276
                                                        --------------    -------------    --------------    --------------
Total operating expenses                                    1,364,079        1,535,010         2,708,822         2,700,050
                                                        --------------    -------------    --------------    --------------
Operating loss                                              (537,533)        (850,143)         (419,929)       (1,118,079)
                                                        --------------    -------------    --------------    --------------

Interest and other income (expense):
    Interest expense                                        (112,162)        (152,814)         (256,644)         (299,014)
    Other income (expense)                                         --            1,800                25             3,890
                                                        --------------    -------------    --------------    --------------
Total other income (expense)                                (112,162)        (151,014)         (256,619)         (295,124)
                                                        --------------    -------------    --------------    --------------

Net loss                                                    (649,695)      (1,001,157)        (676,548)       (1,413,203)
Preferred stock dividend                                     (18,338)         (18,338)          (36,676)          (36,676)
                                                        --------------    -------------    --------------    --------------
Net loss available to common
    Stockholders                                     $      (668,033)  $   (1,019,495)  $      (713,224)  $    (1,449,879)
                                                        ==============    =============    ==============    ==============

Weighted average number of common shares:
    Basic and diluted                                       7,014,591        7,275,048         7,014,591         7,230,806
                                                        ==============    =============    ==============    ==============

Loss per common share:
    Basic and diluted                                $         (0.10)  $        (0.14)  $         (0.10)  $         (0.20)
                                                        ==============    =============    ==============    ==============

                                See accompanying notes to condensed consolidated financial statements.




               Prologic Management Systems, Inc. and Subsidiaries
                 Condensed CONSOLIDATED STATEMENTS OF CASH FLOWS


Increase (Decrease) in Cash                                                                 Six Months Ended September 30,
                                                                                               2003              2002
                                                                                           -------------     -------------
                                                                                            (unaudited)       (unaudited)
Cash flows from operating activities:
   Net loss                                                                              $     (676,548)   $   (1,413,203)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                              116,122           114,226
     Issuance of warrants for services                                                            9,400                --
     Change in assets and liabilities:
       Accounts receivable                                                                    2,329,435           263,399
       Inventory                                                                                 60,250            15,558
       Prepaid expenses                                                                          (7,004)          (38,559)
       Other assets                                                                             (10,409)          (95,499)
       Accounts payable                                                                      (1,980,903)          798,141
       Accrued expenses                                                                        (110,736)         (389,229)
       Deferred maintenance revenue                                                            (160,937)          116,074
                                                                                           -------------     -------------

    Total adjustments                                                                           245,218           784,111
                                                                                           -------------     -------------

Net cash (used in) provided by operating activities                                            (431,330)         (629,092)
                                                                                           -------------     -------------


Cash flows from investing activities:
   Purchase of equipment                                                                       (3,170)           (141,159)
                                                                                           -------------     -------------

Net cash (used in) provided by investing activities                                            (3,170)           (141,159)
                                                                                           -------------     -------------

Cash flows from financing activities:
       Net change in line of credit                                                             405,000           579,356
          Proceeds from debt                                                                     91,120                --
       Issuance of new debt                                                                          --           192,605
       Repayment of debt                                                                             --           (47,199)
                                                                                           -------------     -------------
Net cash provided by (used in) financing activities                                             496,120           724,762
                                                                                           -------------     -------------

Net increase (decrease) in cash                                                                  61,620         (45,489)

Cash, beginning of period                                                                       216,904            81,280
                                                                                           -------------     -------------

Cash, end of period                                                                      $      278,524    $       35,791
                                                                                           =============     =============

Supplemental statement of cash flow information:
   Cash paid during the quarter for interest                                             $       45,044    $       31,074
   Cash paid during the quarter for taxes                                                            --                --

Non-cash financing and investing activities:
   Preferred stock dividends paid in common stock                                        $           --    $       13,458


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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2003. The results of operations for the three and six-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     The unaudited proforma combined historical results of operations, as if Solid Systems had been acquired at the beginning of the first quarter ended June 30, 2002, were estimated to be:

                                                         Six months ended
                                                         September 30, 2002
                                                         ----------------------

         Revenue                                           $     10,057
         Net loss available to common shareholders         $     (1,827)
         Basic and diluted loss per share                  $      (0.25)


     The proforma results include the operations of the Company for the six months ended September 30, 2002, and were not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.



3.   Line of Credit

     During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance, if any, to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At September 30, 2003, the Company was liable for $1,787,820 under this agreement, which is included in the current portion of short-term debt and notes payable.

     On March 26, 2003, the Company entered into an agreement with a key lender in the form of a line of credit with an interest rate of eight percent (8%) per annum, which shall be payable in arrears on the 10th day of each month commencing April 10, 2003. All outstanding principal and accrued, but unpaid interest, if not paid earlier, were due and payable on September 26, 2003. The note is secured by all of the Company's assets. The total advance could not exceed $610,000. At March 31, 2003 and September 30, 2003, the Company was liable for $205,000 and $610,000, respectively, under this agreement. As of the date of this report the Company has not repaid any of the outstanding principal or interest and the key lender has notified the Company that the note is in default. The Company has no source of funds to cure this default.

4.   Property and Equipment

     Property and equipment consists of the following:

                                                             September 30,     March 31,
                                                                 2003            2003
                                                             -------------  -------------
         Furniture and leasehold improvements              $    204,243     $   236,250
         Equipment and software                               1,092,774       1,131,665
                                                           ------------     -----------
              Total property and equipment                    1,297,017       1,367,915
         Less accumulated depreciation                       (1,042,430)     (1,043,421)
                                                           ------------     -----------
             Net property and equipment                    $   254,587      $   324,494
                                                           ============     ===========

5.   Inventory

     Inventory consists primarily of parts associated with servicing maintenance contracts and, to a lesser degree, third-party computer hardware and third-party software products which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

6.   Long Term Debt

     In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and an initial due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option of the maker to extend the maturity date to April 2005. The balance of the current promissory note at September 30, 2003 is $6,336,686 with approximately $844,196 accrued interest at September 30, 2003. The current note requires the Company to make monthly payments of 40% of its available operating profits each month. This note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of this note. In August 2002, the Company further amended the note to add weekly payments of $1,000. As of the date of this report the Company has not repaid any of the outstanding principal or interest and the key lender has notified the Company that the note is in default. The Company has no source of funds to cure this default.


7.   Earnings Per Share

     FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three and six months ended September 30, 2003 and 2002, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 1,917,411 and 2,275,111, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.

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

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net loss and loss per common and common share equivalent would have been as follows:

                                                 Three Months     Three Months       Six Months      Six Months
                                                     Ended            Ended            Ended           Ended
                                                  09/30/2003       09/30/2002        09/30/2003      09/30/2002
                                                 --------------  ----------------  ---------------  -------------
         Net loss available to common
         stockholders, as reported               $   (668,033)     $   (1,019,495)   $   (713,224)   $ (1,449,879)

         Deduct: Total stock-based
         compensation expense determined
         under fair value based method for
         all awards, net of related tax effects          0.00                0.00         (13,000)        (10,927)
                                                --------------     --------------    -------------   ------------
         Pro forma net loss available to
         common stockholders                     $   (668,033)     $   (1,019,495)    $  (726,224)   $ (1,460,806)
                                                ==============     ==============    =============   ============



         Net loss per share (basic and
         diluted), as reported                   $      (0.10)     $        (0.14)    $     (0.10)   $      (0.20)

         Net loss per share (basic and
         diluted), pro forma                            (0.10)              (0.14)          (0.10)          (0.20)
                                                 -------------     --------------     -----------    ------------

     The effects of applying SFAS No. 123 for pro forma disclosures for the periods ended September 30, 2003 and September 30, 2002 are not likely to be representative of the effects on reported net loss and loss per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

9.   Recently Issued Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructuring. The Company will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's consolidated financial position or results of operations.

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


     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," to improve accounting for derivative instruments. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. It clarifies when a contract with an initial net investment should be considered a derivative. Additionally, it clarifies when a derivative includes a financing component that should be reported as a financing activity in the statement of cash flows. SFAS No. 149 generally is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial position or results of operations.


     In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatory redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of SFAS No. 150 and does not expect SFAS No. 150 to have a material effect on the Company's consolidated financial position or results of operations.

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

10.  Commitments and Contingencies

     Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999 (previously reported in the Company's reports on 10-QSB):
     In the first quarter of fiscal 2004, the parties negotiated a settlement agreement whereby the Company would issue the plaintiffs 2.63 shares of Prologic common stock for each dollar ($1.00) of money originally invested by the plaintiffs, reduced by the number of common shares that have been issued to each current preferred stockholder as dividends on the preferred stock. The total number of shares of common stock to be issued to the plaintiffs is 1,197,634 shares. The parties have agreed to dismiss with prejudice all claims in this case. The settlement agreement will be effective upon execution by the parties, after which time the common shares due thereunder will be issued. The Company expects the settlement agreement to be executed in the fourth quarter of fiscal 2004. Holders of the Company's Series A, Series B and Series C Preferred Stock have also agreed to convert their preferred shares to shares of the Company's common stock utilizing the same formula as that of the Pace settlement. The total additional shares to be issued over and above the initial conversion rate for all shares of Series A, B and C Preferred Stock will be recorded as a deemed dividend of approximately $190,000 when effective in the fourth quarter of fiscal 2004.

     Holualoa Butterfield Industrial LLC v. Prologic Management Systems, Inc., C20035918, Superior Court for the State of Arizona in and for the County of Pima, filed October 23, 2003. A complaint was filed by Holualoa against Prologic to collect approximately $194,000 allegedly owed by Prologic for the lease of office space in Tucson, Arizona. The complaint claims $64,032 in rent charges and $129,968 are disputed charges.

11.  Subsequent Events

     In November 2003, the Company was notified that it was in default to a key lender on a $610,000 note due and payable September 26, 2003, and on a $5,000,000 note due and payable in April 2004. As of the date of this report the Company has not repaid any of the outstanding principal or interest and the Company has no source of funds to cure this default.


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


Results of Operations

Three Months Ended September 30, 2003 and 2002
----------------------------------------------

     Net Revenue. Net revenue for the second quarter ended September 30, 2003 was $2,475,665 compared to $3,716,835 for the same period of the previous year, a decrease of $1,241,170, or approximately 33.4%. The revenue decrease was due primarily to a decrease in revenue from hardware sales and software licenses, offset somewhat by an increase in sales of services. Revenue from sales of third party hardware for the quarter ended September 30, 2003 was $818,820, a decrease of approximately 58.1%, compared to $1,955,117 for the same period of the previous year. Revenue from sales of third party software licenses for the quarter ended September 30, 2003, was $330,050, a decrease of approximately 47.7%, compared to $631,520 for the same period of the previous year. Revenue from sales of professional services for the quarter ended September 30, 2003, which was comprised predominately of maintenance support services, was $1,326,795, an increase of approximately 17.4%, compared to $1,130,198 for the same period of the previous year. The Company continues to concentrate on sales of services, which carry higher margins than hardware and third party software sales.

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

     Costs of Sales. Costs of revenue were $1,649,119, or 66.6% of net revenue, for the quarter ended September 30, 2003, compared to $3,031,968, or 81.6% of net revenue, for the same period of the previous year. The overall decreased costs of revenue were primarily the result of the decrease in sales. The Company expects to see the margins on sales of third party products continue to decline in the long term as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

     General and Administrative. General and administrative expenses for the quarter ended September 30, 2003 were $1,036,014, or 41.8% of net revenue, compared to $1,226,754, or 33.0% of net revenue, for the same period of the previous year. The decrease in these expenses is attributable to the Company's reduction in operating expenses in response to uncertain economic conditions. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Selling and Marketing. Selling and marketing expenses were $328,065, or 13.3% of net revenue, for the quarter ended September 30, 2003, compared to $308,256, or 8.3% of net revenue, for the same period of the previous year. The increase in the amount of expenses is primarily the result of increased sales expenses resulting from the prior quarter.

     Operating Income (loss). Operating loss for the quarter ended September 30, 2003 was $537,533, or loss of 21.7% of net revenue, compared to an operating loss of $850,143, or a loss of 22.9% of net revenue, for the same period of the previous year. The improvement resulted from a favorable change in the sales mix toward increased revenues from sales of higher margin services and software licenses in the second quarter of fiscal 2004.

     Interest Expense and Other Income (expense). Interest expense and other income for the second quarter ended September 30, 2003 was $112,162, compared to $151,014 for the same period of the previous year. Interest expense is on both long-term and short-term debt.

     Income Taxes. The Company had no income tax expense for the second quarters of fiscal 2004 and 2003. As of September 30, 2003, the Company had Federal net operating loss carry forwards of approximately $17,400,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Loss. Net loss for the quarter ended September 30, 2003 was $649,695, or a loss of approximately $0.10 per share, compared to a loss of $1,001,157, or a loss of approximately $0.14 per share, for the same period of the previous year. The net loss improvement resulted from a favorable change in the sales mix toward increased revenues from sales of higher margin services and software licenses in the second quarter of fiscal 2004.

Six Months Ended September 30, 2003 and 2002
--------------------------------------------

     Net Revenue. Net revenue for the first six months of fiscal 2004 was $9,141,299 compared to $9,274,035 for the same period of the previous fiscal year, a decrease of $132,736, or approximately 0.01%. The revenue decrease was due primarily to the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases during the six-month period. Revenue from sales of third party hardware for the six months ended September 30, 2003 was $4,089,872, a decrease of approximately 27.9% over sales for the same period of the previous fiscal year of $5,673,143. Revenue from sales of third party software licenses was $1,334,809 for the six months ended September 30, 2003, an increase of approximately 33.2% over revenue of $1,001,746 for the first six months of the previous fiscal year. Revenue from service sales for the six months ended September 30, 2003, which were comprised predominately of integration, maintenance and support services, was $3,716,618, compared to $2,599,146 for the same period of the previous fiscal year, an increase of approximately 43.0%. The increase in service sales reflects the Company's efforts to increase sales of higher margin services, which have been less susceptible to market conditions than the demand for computer hardware.

     Cost of Sales. Cost of sales for the six months ended September 30, 2003 was $6,852,406, or 75.0% of total net sales, compared to $7,692,064, or 82.9% of net sales, for the same period of the previous fiscal year. The overall decreased cost of sales was primarily the result of the increase in higher margin services sales. The Company does not expect to see improved margins on sales of third party products in the near term, as the economic downturn continues to drive competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

     General and Administrative. General and administrative expenses for the six months ended September 30, 2003 were $2,023,167, or 22.1% of net sales, compared to $2,113,774, or 22.8% of net sales, for the same period of the previous fiscal year. The decrease in these expenses is attributable to the Company's reduction in operating expenses in response to uncertain economic conditions. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Selling and Marketing. Selling and marketing expenses for the six months ended September 30, 2003 were $685,655, or 7.5% of net sales, compared to $586,276, or 6.3% of net sales, for the same period of the previous fiscal year. The increase in the amount of expenses is primarily the result of increased sales expenses resulting from the prior quarter. The Company normally expects sales and marketing expenses to generally reflect long range sales trends, rather than short-term sales cycles.

     Operating Income (loss). Operating loss for the six months ended September 30, 2003 was $419,929, or a loss of approximately 4.6% of net sales, compared to a loss of $1,118,079, or a loss of 12.1% of net sales, for the same period of the previous fiscal year. The operating loss resulted from the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases.

     Interest Expense and Other Income (expense). Interest expense and other expense for the six months ended September 30, 2003 was $256,619, compared to $295,124 for the same period of the previous fiscal year, which was mainly interest paid on the current lines of credit and short term borrowings. The increase was primarily attributable to interest accrued on the $5 million note due April 2004.

     Income Taxes. The Company had no income tax expense for the first six months of fiscal 2004 and 2003. As of September 30, 2003, the Company had Federal net operating loss carry forwards of approximately $17,400,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Income (loss). The Company had a net loss of $676,548, or a loss of approximately $0.10 per share, for the first six months of fiscal 2004, as compared to a net loss of $1,413,203, or a loss of approximately $0.20 per share, for the same period of the previous fiscal year. The loss was the result of the decrease in sales resulting from an economic downturn that caused clients to delay a significant number of orders during the six-month period.

Liquidity and Capital Resources

     At September 30, 2003 the Company had a working capital deficit of approximately $11,969,000 versus a deficit of approximately $4,401,000 at March 31, 2003. As a result of the working capital deficit at March 31, 2003 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at September 30, 2003 was $278,524.

     Cash used in operations during the quarter ended September 30, 2003 was $431,330, compared to $629,092 for the corresponding period in fiscal 2002. Cash used in investing activities was $3,170 at September 30, 2003 and $141,159 in the six months ending September 30, 2002. Cash provided by financing activities for the period ended September 30, 2003 was $496,120, compared to financing activities of $724,762 for the corresponding period in fiscal 2002.

     At September 30, 2003, the Company had current debt obligations, or debt that will become due within twelve months, of $10,067,772. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity, debt financing, or deferment of debt repayment to maintain current operations and service current debt.

     During the three months ended September 30, 2003, the Company purchased $3,170 of capital equipment or software.

     The Company's ability to continue in operations during the last several years has depended upon the continuing receipt of financial accommodations from a key lender. These financial accommodations are discussed in the paragraphs below. In November 2003, this lender notified the Company that it was in default on a $610,000 note that was due and payable on September 26, 2003, and on a $5,000,000 note due and payable in April 2004. As of the date of this report, the Company has not repaid any of the outstanding balances under either of these notes, and the Company does not have a source of funds to cure these defaults. The Company's obligations to this lender are secured by security interests covering all or substantially all of the Company's assets. As of the date of this report, the lender has not moved to take possession of or to commence the disposition of its collateral, and the Company and the lender are in discussions concerning potential steps that may be taken to resolve the disputes. At this time, the Company can give no assurances concerning the outcome of this situation.

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

     During fiscal 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company have a minority interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 in proceeds, $220,780 represented conversion of current debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt, and $337,720 in cash payments, the Company received $558,500, representing 55,850 shares of the Series C Preferred stock, and extended the due date for the remaining $191,500. In the first quarter of fiscal 2004, all holders of the Company's Series A, Series B and Series C Preferred Stock agreed to convert their preferred shares to shares of the Company's common stock utilizing the same formula as that of the Pace settlement (see Part II, Item 1 of this report). The shares are expected to be issued in fiscal 2004.

     During fiscal 2002, the Company entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance, if any, to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At September 30, 2003, the Company was liable for $1,787,820 under this agreement, which is included in the current portion of short-term debt and notes payable.

     On March 26, 2003, the Company entered into an agreement with a key lender in the form of a line of credit for total advances not to exceed $610,000 and with an interest rate of eight percent (8%) per annum, which shall be payable in arrears on the 10th day of each month commencing April 10, 2003. All outstanding principal and accrued, but unpaid interest, if not paid earlier, was due on September 26, 2003. The note is secured by all of the Company's assets. At March 31, 2003 and September 30, 2003, the Company was liable for $205,000 and $610,000, respectively, under this agreement. As of the date of this report the Company has not repaid any of the outstanding principal or interest and the key lender has notified the Company that the note is in default. The Company has no source of funds to cure this default.

     During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company's trade payables to the vendor into a promissory note. The promissory note includes interest at 11%. At September 30, 2003, the principal balance was approximately $723,000.

     During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 shares of the Company's common stock being returned to the Company and cancelled, and $100,000 in settlement expense cost reimbursement to be paid to Sunburst, of which $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of September 30, 2003, the principal balance of this note remains $75,000.

     In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and an initial due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option of the maker to extend the maturity date to April 2005. The balance of the current promissory note at September 30, 2003 is $6,336,686 with approximately $844,196 accrued interest at September 30, 2003. The current note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. In August 2002, the Company further amended the note to include weekly payments of $1,000. As of the date of this report the Company has not repaid any of the outstanding principal or interest and the key lender has notified the Company that the note is in default. The Company has no source of funds to cure this default.

     In fiscal 1997, the Company borrowed $100,000 with an interest rate of 8% and a scheduled maturity date of June 30, 1997. Subsequently, the maturity date was extended with a revised interest rate of 2% per month plus 10,000 shares per month of restricted common stock. During fiscal 2000, the Company issued 120,000 shares of common stock as interest towards the note. In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component. The replacement note is unsecured, in the amount of $164,500, which includes interest and expenses previously accrued, and bears interest at 3% per month. As of September 30, 2003, the remaining balance of this note, including principal and interest, was $25,503.

     During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principal was repaid. The interest rate on the notes is 2% per month. As of September 30, 2003, the remaining principal balance on these notes, which is currently overdue, is $100,000.

     At September 30, 2003, the Company owed approximately $374,590 in prior sales tax. The Company has negotiated monthly payments on this outstanding balance. The Company is remitting sales taxes on a timely basis on current sales and is current on all other tax obligations.



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

     The Company, during fiscal 2003 and 2004, has continued to reduce controllable expenses, reduce its reliance upon low margin hardware sales, and focused on securing higher margin maintenance contracts, professional service engagements and third party software license revenues, which have been less susceptible to adverse economic conditions than the demand for computer hardware.

     In the first six months of fiscal 2004, the Company has continued to effect a favorable change in its sales mix, increasing sales of higher margin services and software licenses, while reducing its reliance on hardware sales. For the period ended September 30, 2003, revenue from sales of services and software licenses represented 55.3% of total sales, compared to 38.8% of total sales for the same period of the prior fiscal year, while hardware sales represented 44.7% of total sales, compared to 61.2% of total sales for the same period of the prior fiscal year.

     In November 2003, our principal lender notified the Company that it was in default under a $610,000 note, which was due and payable on September 26, 2003, and in default on a $5,000,000 note due and payable in April 2004. The Company's obligations to the lender are secured by security interests covering substantially all of the Company's assets. As of the date of this report, the Company is in discussion with the lender concerning this situation. The Company does not have the cash or a source of funds to pay these notes. At this time, the lender has not taken action to foreclose on its security of to collect the amounts due under the notes, other than to give notice of the defaults. The Company intends to continue to discuss the situation with the lender, and the Company anticipates that it will review any and all alternatives that may be available to it to resolve the defaults, although the Company at this time lacks a definitive plan under which it might resolve or remedy the defaults.

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


     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," to improve accounting for derivative instruments. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. It clarifies when a contract with an initial net investment should be considered a derivative. Additionally, it clarifies when a derivative includes a financing component that should be reported as a financing activity in the statement of cash flows. SFAS No. 149 generally is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial position or results of operations.


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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

     Management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10-QSB. Except for the historical information contained herein, the matters discussed in this report on Form 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.


Item 3.  Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.

     In addition, we evaluated our internal control over financial reporting and there have been no changes that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.



PART II.  Other Information

Item 1.  Legal Proceedings

         Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999 (previously reported in the Company's reports on 10-QSB):
         In the first quarter of fiscal 2004, the parties negotiated a settlement agreement whereby the Company would issue the plaintiffs
         2.63 shares of Prologic common stock for each dollar ($1.00) of money originally invested by the plaintiffs, reduced by the number of common shares that have been issued to each current preferred stockholder as dividends on the preferred stock. The total number of shares of common stock to be issued to the plaintiffs is 1,197,634 shares. The parties have agreed to dismiss with prejudice all claims in this case. The settlement agreement will be effective upon execution by the parties, after which time the common shares due thereunder will be issued. The Company expects the settlement agreement to be executed in the fourth quarter of fiscal 2004. Holders of the Company's Series A, Series B and Series C Preferred Stock have also agreed to convert their preferred shares to shares of the Company's common stock utilizing the same formula as that of the Pace settlement.

         AVNET Computer Marketing Group v. Prologic Management Systems, Inc., C20032814, Superior Court for the State of Arizona in and for the County of Pima, filed May 16, 2003. A complaint was filed by AVNET against Prologic to collect approximately $150,000 AVNET is owed for product delivered to Solid Systems, Inc. Prologic has answered the complaint. A trial date of January 23, 2004 has been set for this matter.

         Jonathan Neil & Associates, Inc. v. Basis, Inc. RG03-12011011, Superior Court for the State of California, Alameda County, filed October 7, 2003. A complaint was filed against Basis, Inc. to collect approximately $265,000 owed for product delivered to Basis by Pioneer Standard Electronic, Inc.

         Holualoa Butterfield Industrial LLC v. Prologic Management Systems, Inc., C20035918, Superior Court for the State of Arizona in and for the County of Pima, filed October 23, 2003. A complaint was filed by Holualoa against Prologic to collect approximately $194,000 allegedly owed by Prologic for the lease of office space in Tucson, Arizona.

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

                                            PROLOGIC MANAGEMENT SYSTEMS, INC.



        DATED: November 19, 2003            By:     /s/  John W. Olynick
                                                    ----------------------------
                                                         John W. Olynick
                                                         Chief Executive Officer


                                            By:     /s/  Edwin G. Hubert
                                                    ----------------------------
                                                         Edwin G. Hubert
                                                         Chief Financial Officer