Form 10QSB
period 2003-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2004-02-18
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2003.


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

Number of shares of common stock outstanding on December 31, 2003 was 7,275,048.


Transitional Small Business Disclosure Format:
                                                       Yes        ; No    X
                                                           ------      -------

                            Material Subsequent Event

         On February 13, 2004, in the United States Bankruptcy Court In And For The District of Arizona, (Cases No. 4-04-00393 -TUC-EWH and 04-00394-TUC-EWH) debtors Basis, Inc. ("Basis") and Prologic Management Systems, Inc. ("Prologic") (collectively, the "Debtors"), and secured creditor MRA Systems, Inc. d/b/a GE Access ("GE Access) jointly moved and agreed to the dismissal of the jointly administered Chapter 11 cases in a Joint Motion To: (1) Terminate the automatic stay to allow GE Access to Immediately Notice Its Foreclosure Sale Pursuant to Applicable Non-Bankruptcy Law; and (2) Dismiss Chapter 11 Cases. The Judge approved the motion dismissing the Chapter 11 cases thus allowing GE Access to foreclose immediately on all of the assets of the Debtors.

         Accordingly, effective, February 13, 2004, the Company is subject to liquidation basis accounting. By February 27, 2004, GE Access will have foreclosed on and taken possession of all of the assets of Prologic and Basis, resulting in a Prologic Balance Sheet on February 29, 2004, showing zero assets. Prologic will have remaining approximately $3,700,000 of unsecured liabilities to creditors other than GE Access. Prologic will not be engaged in any further business activities in the near term. No adjustments have been made to the December 31, 2003 condensed financial statements as a result of this material subsequent event.

                        Prologic Management Systems, Inc.
                                      Index


                                                                                                     Page

Part I.     FINANCIAL INFORMATION                                                                     4

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at December 31, 2003 (unaudited) and
            March 31, 2003                                                                            4

            Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
            December 31, 2003 (unaudited) and December 31, 2002 (unaudited)                           5

            Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            December 31, 2003 (unaudited) and December 31, 2002 (unaudited)                           6

            Notes to Condensed Consolidated Financial Statements                                      7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                               11

Item 3.     Controls and Procedures                                                                  18

Part II.    OTHER INFORMATION                                                                        18

Item 1.     Legal Proceedings                                                                        18

Item 2.     Changes in Securities                                                                    19

Item 3.     Defaults upon Senior Securities                                                          19

Item 4.     Submission of Matters to a Vote by Security Holders                                      19

Item 5.     Other Information                                                                        19

Item 6.     Exhibits and Reports on Form 8-K                                                         19

SIGNATURES                                                                                           20

PART I.  Financial Information
Item  1.  Condensed Consolidated Financial Statements

               Prologic Management Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                    December 31,         March 31,
                                                                                         2003               2003
                                                                                    ----------------   ---------------
ASSETS                                                                                (unaudited)

Current assets:
   Cash                                                                           $         400,785  $        216,904
   Accounts receivable, less allowance for doubtful accounts of $98,490 at
     December 31, 2003 and $217,264 at March 31, 2003                                     1,191,595         4,175,496
   Inventory                                                                                189,200           245,257
   Prepaid expenses                                                                         273,074           175,270
                                                                                    ----------------   ---------------

Total current assets                                                                      2,054,654         4,812,927

Property and equipment, net                                                                 212,241           324,494
Deferred financing costs, net                                                                28,701            93,267
Other assets                                                                                206,669           163,049
                                                                                    ----------------   ---------------

TOTAL ASSETS                                                                      $       2,502,265  $      5,393,737
                                                                                    ----------------   ---------------

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Line of credit  (In default)                                                   $         610,000  $        205,000
   Short term debt and notes payable                                                      2,788,022         2,782,770
   Long term interest on accrued liabilities  (In default)                                  939,260                --
   Long-term debt and notes payable  (In default)                                         6,336,686                --
   Accounts payable                                                                       1,542,267         3,931,356
   Sales tax payable                                                                        601,548           762,160
   Accrued expenses                                                                         635,760           616,008
   Deferred maintenance revenue                                                             852,843           916,545
                                                                                    ----------------   ---------------
Total current liabilities                                                                14,306,386         9,213,839

Long term interest on accrued liabilities                                                        --           653,708
Long-term debt and notes payable                                                                 --         6,349,686
                                                                                    ----------------   ---------------

Total liabilities                                                                        14,306,386        16,217,233
                                                                                    ----------------   ---------------


Preferred stock:
   Series A cumulative convertible preferred stock, no par value, 16,667 shares
     authorized, 16,667 shares issued and outstanding                                       100,000           100,000
   Series B cumulative convertible preferred stock, no par value, 100,000
     shares authorized, 9,500 shares issued and outstanding                                  68,588            68,588
   Series C cumulative convertible preferred stock, no par, 100,000 shares
     authorized, 55,850 shares issued and outstanding                                       750,000           750,000
   Stock subscription receivable                                                           (191,500 )        (191,500 )
                                                                                    ----------------   ---------------

                                                                                            727,088           727,088
                                                                                    ----------------   ---------------
Stockholders' deficit:
   Common stock, no par value, 50,000,000 shares authorized, 7,275,048 shares
     issued and outstanding at December 31, 2003 and March 31, 2003                      10,205,073        10,205,073
   Warrants                                                                                 970,766           961,366
   Accumulated deficit                                                                  (23,707,048 )     (22,717,023 )
                                                                                    ----------------   ---------------

Total stockholders' deficit                                                             (12,531,209 )     (11,550,584 )
                                                                                    ----------------   ---------------

Total liabilities, preferred stock and stockholders' deficit
                                                                                  $       2,502,265  $      5,393,737
                                                                                    ----------------   ---------------

     See accompanying notes to condensed consolidated financial statements.


               Prologic Management Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                              Three Months Ended                  Nine Months Ended
                                                                 December 31,                       December 31,
                                                            2003              2002             2003              2002
                                                        --------------    -------------    --------------    --------------
                                                         (unaudited)        (unaudited)      (unaudited)        (unaudited)
Revenue:
    Hardware                                         $      1,980,235  $     1,872,668  $      6,070,107  $      7,545,811
    Software licenses                                         234,355          456,328         1,569,164         1,458,074
    Professional services                                   1,129,477        1,348,142         4,846,096         3,947,288
                                                        --------------    -------------    --------------    --------------
Total revenue                                               3,344,067        3,677,138        12,485,367        12,951,173

Cost of revenue:
    Hardware                                                1,675,296        1,744,419         5,073,144         6,901,683
    Software licenses                                         192,500          409,870         1,418,561         1,283,358
    Professional services                                     377,876          830,616         2,606,372         2,491,928
                                                        --------------    -------------    --------------    --------------
Total cost of revenue                                       2,245,672        2,984,905         9,098,077        10,676,969
                                                        --------------    -------------    --------------    --------------

        Gross profit                                        1,098,395          692,233         3,387,290         2,274,204
                                                        --------------    -------------    --------------    --------------

Operating expenses:
    General and administrative                                945,361        1,419,841         2,968,528         3,535,588
    Selling and marketing                                     348,536          213,829         1,034,191           800,105
                                                        --------------    -------------    --------------    --------------
Total operating expenses                                    1,293,897        1,633,670         4,002,719         4,335,693
                                                        --------------    -------------    --------------    --------------
Operating loss                                              (195,502)        (941,437)         (615,429)       (2,061,489)
                                                        --------------    -------------    --------------    --------------

Interest and other income (expense):
    Interest expense                                        (117,977)        (166,321)         (374,621)         (465,335)
    Other income (expense)                                         --            4,606                25             8,496
                                                        --------------    -------------    --------------    --------------
Total other income (expense)                                (117,977)        (161,715)         (374,596)         (456,839)
                                                        --------------    -------------    --------------    --------------

Net loss                                                    (313,479)      (1,103,152)        (990,025)       (2,518,328)
Preferred stock dividend                                     (18,338)         (18,338)          (36,675)         (55,013 )
                                                        --------------    -------------    --------------    --------------
Net loss available to common
    stockholders                                     $      (331,817)  $   (1,121,490)  $    (1,026,700)  $    (2,573,341)
                                                        --------------    -------------    --------------    --------------

Weighted average number of common shares:
    Basic and diluted                                       7,275,048        7,275,048         7,275,048         7,230,806
                                                        --------------    -------------    --------------    --------------

Loss per common share:
    Basic and diluted                                $         (0.05)  $        (0.15)  $         (0.14)  $         (0.36)
                                                        --------------    -------------    --------------    --------------


     See accompanying notes to condensed consolidated financial statements.

               Prologic Management Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

Increase (Decrease) in Cash                                                              Nine Months Ended December 31,
                                                                                               2003              2002
                                                                                           -------------     -------------

(unaudited) (unaudited)
Cash flows from operating activities:
   Net loss                                                                              $     (990,025 )  $   (2,518,328 )
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                              179,989           178,742
     Issuance of warrants for services                                                            9,400             6,400
      Bad debt expense                                                                               --           253,727
     Change in assets and liabilities:
       Accounts receivable                                                                    2,983,901         1,298,678
       Inventory                                                                                 56,057             5,841
       Prepaid expenses                                                                         (97,804 )         (32,286 )
       Other assets                                                                             (43,620 )         180,162
       Accounts payable                                                                      (2,389,089 )         543,558
       Accrued expenses                                                                         144,692           (35,350 )
       Deferred maintenance revenue                                                             (63,702 )          37,602
                                                                                           -------------     -------------

    Total adjustments                                                                           779,824         2,437,074
                                                                                           -------------     -------------

Net cash used in operating activities                                                          (210,201 )         (81,254 )
                                                                                           -------------     -------------


Cash flows from investing activities:
   Purchase of equipment                                                                       (3,170 )          (153,095 )
                                                                                           -------------     -------------
                                                                                           -------------     -------------

Net cash used in investing activities                                                          (3,170 )          (153,095 )
                                                                                           -------------     -------------

Cash flows from financing activities:
       Net change in line of credit                                                             405,000           848,281
          Proceeds from debt                                                                         --                --
       Issuance of new debt                                                                          --                --
       Repayment of debt                                                                        (7,748)           (77,180 )
                                                                                           -------------     -------------
Net cash provided by financing activities                                                       397,252           771,101
                                                                                           -------------     -------------

Net increase in cash                                                                            183,881           536,753

Cash, beginning of period                                                                       216,904            81,280
                                                                                           -------------     -------------

Cash, end of period                                                                      $      400,785    $      618,033
                                                                                           -------------     -------------

Supplemental statement of cash flow information:
   Cash paid during the nine months for interest                                         $       60,621    $       66,934
   Cash paid during the nine months for taxes                                                        --                --

Non-cash financing and investing activities:
   Preferred stock dividends paid in common stock                                        $           --    $       13,458
   Transfer of accounts payable to short-term debt                                       $           --    $       45,126


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

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2003. The results of operations for the three and nine-month periods ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

         Material Subsequent Events

         On February 2, 2004, the Company and its wholly owned subsidiary, Basis, Inc., each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court District of Arizona. The Company filed a Form 8-K with the SEC on February 2, 2004 disclosing the Chapter 11 filings.

         On February 13, 2004, in the United States Bankruptcy Court In And For The District of Arizona, (Cases No. 4-04-00393 -TUC-EWH and 04-00394-TUC-EWH) debtors Basis, Inc. ("Basis") and Prologic Management Systems, Inc. ("Prologic") (collectively, the "Debtors"), and secured creditor MRA Systems, Inc. d/b/a GE Access ("GE Access) jointly moved and agreed to the dismissal of the jointly administered Chapter 11 cases in a Joint Motion To: (1) Terminate the automatic stay to allow GE Access to Immediately Notice Its Foreclosure Sale Pursuant to Applicable Non-Bankruptcy Law; and (2) Dismiss Chapter 11 Cases. The Judge approved the motion dismissing the Chapter 11 case(s) thus allowing GE Access to foreclose immediately on all of the assets of the Debtors.

         Accordingly, effective, February 13, 2004, the Company is subject to liquidation basis accounting. By February 27, 2004, GE Access will have foreclosed on and taken possession of all of the assets of Prologic and Basis, resulting in a Prologic Balance Sheet on February 29, 2004, showing zero assets. Prologic will have remaining approximately $3,700,000 of unsecured liabilities. Prologic will not be engaged in any further business activities in the near term. No adjustments have been made to the December 31, 2003 condensed financial statements as a result of this material subsequent event.

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

         The unaudited proforma combined historical results of operations, as if Solid Systems had been acquired at the beginning of the first quarter ended June 30, 2002, were estimated to be:

                                                             Nine months
                                                                ended
                                                        December 31, 2002
                                                        ----------------------

         Revenue                                          $      10,057
         Net loss available to common shareholders        $      (1,827)
         Basic and diluted loss per share                 $       (0.25)

         The proforma results include the operations of the Company for the nine months ended December 31, 2002, and were not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

3. Line of Credit

         During the quarter ended June 30, 2001, the Company entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance, if any, to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At December 31, 2003, the Company was liable for $1,686,934 under this agreement, which is included in short-term debt and notes payable.

         On March 26, 2003, the Company entered into an agreement with a key lender in the form of a line of credit with an interest rate of eight percent (8%) per annum, which shall be payable in arrears on the 10th day of each month commencing April 10, 2003. All outstanding principal and accrued, but unpaid interest, if not paid earlier, were due and payable on September 26, 2003. The note is secured by all of the Company's assets. The total advance could not exceed $610,000. At December 31, 2003 and March 31, 2003, the Company was liable for $610,000 and $205,000, respectively, under this agreement. As of the date of this report the Company has not repaid any of the outstanding principal or interest and the key lender has notified the Company that the note is in default. The Company has no source of funds to cure this default. See Note 1 Material Subsequent Events.

4. Property and Equipment

      Property and equipment consists of the following:

                                         December 31, 2003        March 31, 2003
                                         -----------------        --------------
      Furniture and leasehold improvements  $    155,838          $    236,250
      Equipment and software                   1,056,534             1,131,665
                                            ------------          ------------
         Total property and equipment          1,212,372             1,367,915
      Less accumulated depreciation          ( 1,000,131)           (1,043,421)
                                            ------------          ------------
         Net property and equipment         $    212,241          $    324,494
                                            ============          ============

5. Inventory

         Inventory consists primarily of parts associated with servicing maintenance contracts and, to a lesser degree, third-party computer hardware and third-party software products which are typically awaiting transfer to a customer, and is stated at the lower of cost (first-in, first-out) or market.

6. Long Term Debt

In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and an initial due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option of the maker to extend the maturity date to April 2005. The balance of the current promissory note at December 31, 2003 is $6,336,686 with approximately $939,260 accrued interest at December 31, 2003.

The current note requires the Company to make monthly payments of 40% of its available operating profits each month. This note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of this note. In August 2002, the Company further amended the note to add weekly payments of $1,000. As of the date of this report the Company has not repaid any of the outstanding principal or interest and the key lender has notified the Company that the note is in default. The Company has no source of funds to cure this default. See Note 1 for Material Subsequent Events.

7. Earnings Per Share

         FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three and nine months ended December 31, 2003 and 2002, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 1,838,711 and 2,179,111, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.

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

         If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net loss and loss per common and common share equivalent would have been as follows:


                                      Three Months    Three Months   Nine months     Nine months
                                          Ended          Ended           Ended           Ended
                                        12/31/2003     12/31/2002      12/31/2003      12/31/2002
                                      -------------   ------------   -------------   -------------

Net loss available to common         $   (331,817 )  $(1,121,490 )  $ (1,026,700 )  $ (2,573,341 )
 stockholders, as reported

Deduct: Total stock-based
 compensation expense determined
 under fair value based method for
 all awards, net of related tax                --             --        (13,000 )        (10,927)
 effects                             -------------   ------------   -------------   -------------

Pro forma net loss available to
 common stockholders                 $   (331,817 )  $(1,121,490 )  $ (1,039,700 )  $ (2,584,268 )
                                      =============   ============   =============   =============

Net loss per share (basic and
 diluted), as reported               $      (0.05 )  $     (0.15 )  $      (0.14 )  $      (0.36 )
Net loss per share (basic and
 diluted), pro forma                        (0.05 )        (0.15 )         (0.14 )         (0.36 )
                                      -------------   ------------   -------------   -------------

         The effects of applying SFAS No. 123 for pro forma disclosures for the periods ended December 31, 2003 and December 31, 2002 are not likely to be representative of the effects on reported net loss and loss per common and common share equivalent for future years, because options vest over several years and additional awards generally are made each year.

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

10. Commitments and Contingencies

         Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999 (previously reported in the Company's reports on 10-QSB):
         In the first quarter of fiscal 2004, the parties negotiated a settlement agreement whereby the Company would issue the plaintiffs
         2.63 shares of Prologic common stock for each dollar ($1.00) of money originally invested by the plaintiffs, reduced by the number of common shares that have been issued to each current preferred stockholder as dividends on the preferred stock. The total number of shares of common stock to be issued to the plaintiffs is 1,197,634 shares. The parties have agreed to dismiss with prejudice all claims in this case. The settlement agreement will be effective upon execution by the parties, after which time the common shares due thereunder will be issued. Holders of the Company's Series A, Series B and Series C Preferred Stock have also agreed to convert their preferred shares to shares of the Company's common stock utilizing the same formula as that of the Pace settlement. The total additional shares to be issued over and above the initial conversion rate for all shares of Series A, B and C Preferred Stock would be recorded as a deemed dividend based on the fair market value of the Company's stock when effective. See Note 1 for Material Subsequent Events.

         Holualoa Butterfield Industrial LLC v. Prologic Management Systems, Inc., C20035918, Superior Court for the State of Arizona in and for the County of Pima, filed October 23, 2003. A complaint was filed by Holualoa against Prologic to collect approximately $194,000 allegedly owed by Prologic for the lease of office space in Tucson, Arizona. The complaint claims $64,032 in rent charges and $129,968 in disputed charges. The Company has answered the complaint disputing the amount of money owed to Halualoha. No trial date has been set for this action.

         Jonathan Neil & Associates, Inc. v. Basis, Inc., RG03-120611, Superior Court, State of California, Alameda County, filed October 7, 2003. A complaint was filed by Jonathan Neil & Associates against Basis to collect approximately $265,000 owed by Basis to Pioneer Standard Electronics, Inc. On December 8, 2003, the plaintiff requested from the court an Entry of Default. An Entry of Default was granted on January 12, 2004 for a total amount of $373,919 which includes interest of $83,332, plus costs and legal fees of $25,312.

         Avnet Computer Marketing Group v. Prologic Management systems, Inc., C20032814, Superior Court for the State of Arizona in and for the County of Pima, filed May 19, 2003. A complaint was filed by Avnet against Prologic to collect approximately $150,000 owed by Prologic to Avnet. Prologic does not deny this debt and has agreed to a stipulated judgment for the full debt owed in this matter.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Recent Events (See Note 1 Material Subsequent Events)

         The Company and its wholly owned subsidiary, Basis, Inc., each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on February 2, 2004, in the United States Bankruptcy Court, District of Arizona (the "Chapter 11 Proceedings") (Case Nos. 04-0393 and 04-0394). The Company and Basis will each continue to manage its properties and operate its businesses as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Because the Chapter 11 Proceedings commenced after the end of the financial periods covered by this Report, none of the effects, actual or potential, of the Chapter 11 Proceedings are reflected in this Report nor in the financial statements included herein. See Note 1 for Material Subsequent Events.

General Information About the Company.

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


Results of Operations

Three Months Ended December 31, 2003 and 2002

         Net Revenue. Net revenue for the second quarter ended December 31, 2003 was $3,344,067 compared to $3,677,138 for the same period of the previous year, a decrease of $333,071, or approximately 9.1%. The revenue decrease was due primarily to a decrease in revenue from software licenses, offset somewhat by an increase in sales of hardware. Revenue from sales of third party hardware for the quarter ended December 31, 2003 was $1,980,235, an increase of approximately 5.7%, compared to $1,872,668 for the same period of the previous year. Revenue from sales of third party software licenses for the quarter ended December 31, 2003, was $234,355, a decrease of approximately 48.6%, compared to $456,328 for the same period of the previous year. Revenue from sales of professional services for the quarter ended December 31, 2003, which was comprised predominately of maintenance support services, was $1,129,477, a decrease of approximately 16.2%, compared to $1,348,142 for the same period of the previous year. The Company continues to concentrate on sales of services, which carry higher margins than hardware and third party software sales.

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

         Costs of Sales. Costs of revenue were $2,245,672, or 67.2% of net revenue, for the quarter ended December 31, 2003, compared to $2,984,905, or 81.2% of net revenue for the same period of the previous year. The overall decreased costs of revenue were primarily the result of an increase in higher margin maintenance service sales over the previous period. The Company expects to see the margins on sales of third party hardware products continue to decline in the long term as a result of continued competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin professional and maintenance services.

         General and Administrative. General and administrative expenses for the quarter ended December 31, 2003 were $945,361, or 28.3% of net revenue, compared to $1,419,841, or 38.6% of net revenue, for the same period of the previous year. The decrease in these expenses is attributable to the Company's reduction in operating expenses in response to uncertain economic conditions. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         Selling and Marketing. Selling and marketing expenses were $348,536, or 10.4% of net revenue, for the quarter ended December 31, 2003, compared to $213,829, or 5.8% of net revenue, for the same period of the previous year. The increase in the amount of expenses is primarily the result of a change in reporting method to accrue commission expense in the same period the corresponding revenue is recognized. Previously the Company was expensing a portion of commissions based upon collection of Accounts Receivables. In future periods, selling and marketing expenses should be approximately 5.5% - 6.0%.

         Operating Income (loss). Operating loss for the quarter ended December 31, 2003 was $195,502, or loss of 5.8% of net revenue, compared to an operating loss of $941,437, or a loss of 25.6% of net revenue, for the same period of the previous year. The improvement resulted from a favorable change in the sales mix toward increased revenues from sales of higher margin services and software licenses in the second quarter of fiscal 2004.

         Interest Expense and Other Income (expense). Interest expense and other income for the third quarter ended December 31, 2003 was $117,977, compared to $161,715 for the same period of the previous year. Interest expense is on both long-term and short-term debt.

         Income Taxes. The Company had no income tax expense for the third quarters of fiscal 2004 and 2003. As of December 31, 2003, the Company had Federal net operating loss carry forwards of approximately $17,400,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Loss. Net loss for the quarter ended December 31, 2003 was $313,479, or a loss of approximately $0.05 per share, compared to a loss of $1,103,152, or a loss of approximately $0.15 per share, for the same period of the previous year. The net loss improvement resulted from a favorable change in the sales mix toward increased revenues from sales of higher margin services and software licenses in the second quarter of fiscal 2004.

Nine Months Ended December 31, 2003 and 2002
--------------------------------------------

         Net Revenue. Net revenue for the first nine months of fiscal 2004 was $12,485,367 compared to $12,951,173 for the same period of the previous fiscal year, a decrease of $465,806, or approximately 3.6%. The revenue decrease was due primarily to the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases during the nine-month period. Revenue from sales of third party hardware for the nine months ended December 31, 2003 was $6,070,107, a decrease of approximately 19.6% over sales for the same period of the previous fiscal year of $7,545,811. Revenue from sales of third party software licenses was $1,569,164 for the nine months ended December 31, 2003, an increase of approximately 7.6% over revenue of $1,458,074 for the first nine months of the previous fiscal year. Revenue from service sales for the nine months ended December 31, 2003, which were comprised predominately of integration, maintenance and support services, was $4,846,096, compared to $3,947,288 for the same period of the previous fiscal year, an increase of approximately 22.8%. The increase in service sales reflects the Company's efforts to increase sales of higher margin services, which have been less susceptible to market conditions than the demand for computer hardware.

         Cost of Sales. Cost of sales for the nine months ended December 31, 2003 was $9,098,077, or 72.9% of total net sales, compared to $10,676,969, or
82.4% of net sales, for the same period of the previous fiscal year. The overall decreased cost of sales was primarily the result of the increase in higher margin services sales. The Company does not expect to see improved margins on sales of third party hardware products in the near term, as the economic downturn continues to drive competition and pricing pressure in the computer market. The Company is attempting to offset the increasing cost of third party products by increasing sales of higher-margin related services.

         General and Administrative. General and administrative expenses for the nine months ended December 31, 2003 were $2,968,528, or 23.8% of net sales, compared to $3,535,588, or 27.3% of net sales, for the same period of the previous fiscal year. The decrease in these expenses is attributable to the Company's reduction in operating expenses in response to uncertain economic conditions. The Company normally expects general and administrative expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         Selling and Marketing. Selling and marketing expenses for the nine months ended December 31, 2003 were $1,034,191, or 8.3% of net sales, compared to $800,105, or 6.2% of net sales, for the same period of the previous fiscal year. The increase in the amount of expenses is primarily the result of a change in reporting method to accrue commission expense in the same period the corresponding revenue is recognized. Previously the Company was expensing a portion of commissions based upon collection of Accounts Receivables. In future periods, selling and marketing expenses should be approximately 5.5% - 6.0%. The Company normally expects sales and marketing expenses to generally reflect long range sales trends, rather than short-term sales cycles.

         Operating Income (loss). Operating loss for the nine months ended December 31, 2003 was $615,429, or a loss of approximately 4.9% of net sales, compared to a loss of $2,061,489, or a loss of 15.9% of net sales, for the same period of the previous fiscal year. The operating loss resulted from the continuing economic downturn that caused clients to reduce and/or defer hardware and software purchases.

         Interest Expense and Other Income (expense). Interest expense and other expense for the nine months ended December 31, 2003 was $374,596, compared to $456,839 for the same period of the previous fiscal year, which was mainly interest paid on the current lines of credit and short term borrowings.

         Income Taxes. The Company had no income tax expense for the first nine months of fiscal 2004 and 2003. As of December 31, 2003, the Company had Federal net operating loss carry forwards of approximately $17,400,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Income (loss). The Company had a net loss of $990,025, or a loss of approximately $0.14 per share, for the first nine months of fiscal 2004, as compared to a net loss of $2,518,328, or a loss of approximately $0.36 per share, for the same period of the previous fiscal year. The loss was the result of the decrease in sales resulting from an economic downturn that caused clients to delay a significant number of orders during the nine-month period.


Going Concern

                  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of the Company's operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described elsewhere in this Report, on February 2, 2004, the Company and its subsidiary, Basis, Inc. each filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently operating its business as a debtor-in-possession under the jurisdiction of the bankruptcy court, and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a plan of reorganization, and obtaining financing sources to meet its future obligations. If a reorganization plan is not approved, it is possible some assets of the Company may be liquidated. Due to the recent date of the filing of the voluntary petititons, management's plans in regards to these matters are presently being developed. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of these uncertainties. ( See Note 1 for Material Subsequent Events.)


Liquidity and Capital Resources  ( See Note 1 for Material Subsequent Events.)

            The matters described in "Liquidity and Capital Resources" to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 case. That proceeding will involve, or may result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.


                  Generally, under the Bankruptcy Code, most of a debtor's liabilities must be satisfied in full in order to preserve the value of the debtor's preferred and common stock. The rights and claims of the Company's various creditors and security holders will be determined by the plan of reorganization to be filed by the Company. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.


         At December 31, 2003 the Company had a working capital deficit of approximately $12,252,000 versus a deficit of approximately $4,401,000 at March 31, 2003. As a result of the working capital deficit at March 31, 2003 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at December 31, 2003 was $400,785.

         Cash used in operations during the nine months ended December 31, 2003 was $210,201, compared to $81,254 for the corresponding period in fiscal 2002. Cash used in investing activities was $3,170 for the period ended December 31, 2003 and $153,095 in the nine months ended December 31, 2002. Cash provided by financing activities for the period ended December 31, 2003 was $397,252, compared to financing activities of $771,101 for the corresponding period in fiscal 2002.

         At December 31, 2003, the Company had current debt obligations, or debt that will become due within twelve months, of $10,673,968. It is unlikely that the Company will be able to service this debt from funds generated by operations alone. As a result, the Company will require additional equity, debt financing, or deferment of debt repayment to maintain current operations and service current debt.

         During the nine months ended December 31, 2003, the Company purchased $3,170 of capital equipment or software.

         The Company's ability to continue in operations during the last several years has depended upon the continuing receipt of financial accommodations from a key lender. These financial accommodations are discussed in the paragraphs below. In November 2003, this lender notified the Company that it was in default on a $610,000 note that was due and payable on September 26, 2003, and on a $5,000,000 note due and payable in April 2004. As of the date of this report, the Company has not repaid any of the outstanding balances under either of these notes, and the Company does not have a source of funds to cure these defaults. The Company's obligations to this lender are secured by security interests covering all or substantially all of the Company's assets. The Company has been verbally notified by the lender that the lender intends to foreclose on the debt and take possession of all of the Company's assets. The Company will be unable to continue in business after such a foreclosure. As a consequence of the Company's filing under Chapter 11 of the United States Bankruptcy Code, any action by the lender will be taken in the context of the Company's Chapter 11 Proceedings, discussed above.

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

         During fiscal 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company have a minority interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 in proceeds, $220,780 represented conversion of current debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt, and $337,720 in cash payments, the Company received $558,500, representing 55,850 shares of the Series C Preferred stock, and extended the due date for the remaining $191,500 based upon the final Pace settlement. In the first quarter of fiscal 2004, all holders of the Company's Series A, Series B and Series C Preferred Stock agreed to convert their preferred shares to shares of the Company's common stock utilizing the same formula as that of the Pace settlement (see Part II, Item 1 of this report). The shares are expected to be issued in fiscal 2004.

         During fiscal 2002, the Company entered into a financing agreement with a key lender. This agreement provides the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance, if any, to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. At December 31, 2003, the Company was liable for $1,686,934 under this agreement, which is included in short-term debt and notes payable.

         On March 26, 2003, the Company entered into an agreement with a key lender in the form of a line of credit for total advances not to exceed $610,000 and with an interest rate of eight percent (8%) per annum, which shall be payable in arrears on the 10th day of each month commencing April 10, 2003. All outstanding principal and accrued, but unpaid interest, if not paid earlier, was due on September 26, 2003. The note is secured by all of the Company's assets. At March 31, 2003 and December 31, 2003, the Company was liable for $205,000 and $610,000, respectively, under this agreement. As of the date of this report the Company has not repaid any of the outstanding principal or interest and the key lender has notified the Company that the note is in default. The Company has no source of funds to cure this default. The Company has been verbally notified by the lender that the lender intends to foreclose on the debt and take possession of all of the Company's assets. The Company will be unable to continue in business after such a foreclosure. On February 2, 2004 the Company and its wholly owned subsidiary, Basis, Inc., each filed a Voluntary Petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court District of Arizona. The Company filed a Form 8-K with the SEC on February 2, 2004 disclosing the Chapter 11 filings. See Note 1 for Material Subsequent Events.

         During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company's trade payables to the vendor into a promissory note. The promissory note includes interest at 11%. At December 31, 2003, the principal balance was approximately $723,000.

         During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 shares of the Company's common stock being returned to the Company and cancelled, and $100,000 in settlement expense cost reimbursement to be paid to Sunburst, of which $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of December 31, 2003, the principal balance of this note remains $75,000.

         In December 2000, the Company signed a $5 million note, converting approximately $5 million of its accounts payable, with 10% interest and an initial due date of April 2, 2002. The note is secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The current note bears interest at 6% and is due in April 2004, with the option of the maker to extend the maturity date to April 2005. The balance of the current promissory note at December 31, 2003 is $6,336,686 with approximately $939,260 accrued interest at December 31, 2003. The current note requires the Company to make monthly payments of 40% of its available operating profits each month. The note further requires that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. In August 2002, the Company further amended the note to include weekly payments of $1,000. As of the date of this report the Company has not repaid any of the outstanding principal or interest and the key lender has notified the Company that the note is in default. The Company has no source of funds to cure this default. The Company has been verbally notified by the lender that the lender intends to foreclose on the debt and take possession of all of the Company's assets. The Company will be unable to continue in business after such a foreclosure. As a consequence of the Company's filing under Chapter 11 of the United States Bankruptcy Code, any action by the lender will be taken in the context of the Company's Chapter 11 Proceedings, discussed above.

         In fiscal 1997, the Company borrowed $100,000 with an interest rate of 8% and a scheduled maturity date of June 30, 1997. Subsequently, the maturity date was extended with a revised interest rate of 2% per month plus 10,000 shares per month of restricted common stock. During fiscal 2000, the Company issued 120,000 shares of common stock as interest towards the note. In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component. The replacement note is unsecured, in the amount of $164,500, which includes interest and expenses previously accrued, and bears interest at 3% per month. As of December 31, 2003, the remaining balance of this note, including principal and interest, was $27,521.

         During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principal was repaid. The interest rate on the notes is 2% per month. As of December 31, 2003, the remaining principal balance on these notes, which is currently overdue, is $100,000.

         At December 31, 2003, the Company owed approximately $373,528 in prior sales tax. The Company has negotiated monthly payments on this outstanding balance. The Company is remitting sales taxes on a timely basis on current sales and is current on all other tax obligations.

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

         In the first nine months of fiscal 2004, the Company has continued to effect a favorable change in its sales mix, increasing sales of higher margin services and software licenses, while reducing its reliance on hardware sales. For the period ended December 31, 2003, revenue from sales of services and software licenses represented 51.4% of total sales, compared to 41.7% of total sales for the same period of the prior fiscal year, while hardware sales represented 48.6% of total sales, compared to 58.3% of total sales for the same period of the prior fiscal year.

         In November 2003, our principal lender notified the Company that it was in default under a $610,000 note, which was due and payable on September 26, 2003, and in default on a $5,000,000 note due and payable in April 2004. The Company's obligations to the lender are secured by security interests covering substantially all of the Company's assets. The Company has been verbally notified by the lender that the lender intends to foreclose on the debt and take possession of all of the Company's assets. The Company will be unable to continue in business after such a foreclosure.


Recently Issued Accounting Pronouncements


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


Item 3.  Controls and Procedures

     Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

         Holualoa Butterfield Industrial LLC v. Prologic Management Systems, Inc., C20035918, Superior Court for the State of Arizona in and for the County of Pima, filed October 23, 2003. A complaint was filed by Holualoa against Prologic to collect approximately $194,000 allegedly owed by Prologic for the lease of office space in Tucson, Arizona. The complaint claims $64,032 in rent charges and $129,968 are disputed charges. The Company has answered the complaint disputing the amount of money owed to Halualoha. No trial date has been set for this action.

         Jonathan Neil & Associates, Inc. v. Basis, Inc., RG03-120611, Superior Court, State of California, Alameda County, filed October 7, 2003. A complaint was filed by Jonathan Neil & Associates against Basis to collect approximately $265,000 owed by Basis to Pioneer Standard Electronics, Inc. On December 8, 2003, the plaintiff requested from the court an Entry of Default. An Entry of Default was granted on January 12, 2004 for a total amount of $373,919 which includes interest of $83,332, plus costs and legal fees of $25,312.

         Avnet Computer Marketing Group v. Prologic Management systems, Inc., C20032814, Superior Court for the State of Arizona in and for the County of Pima, filed May 19, 2003. A complaint was filed by Avnet against Prologic to collect approximately $150,000 owed by Prologic to Avnet. Prologic does not deny this debt and has agreed to a stipulated judgment for the full debt owed in this matter.


Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         In November 2003, GE Access, a lender to the Company, notified the Company that it was in default on a $610,000 note that was due and payable on September 26, 2003, and on a $5,000,000 note due and payable in April 2004. As of the date of this report, the Company has not repaid any of the outstanding balances under either of these notes, and the Company does not have a source of funds to cure these defaults. The Company's obligations to this lender are secured by security interests covering all or substantially all of the Company's assets. The Company has been verbally notified by the lender that the lender intends to foreclose on the debt and take possession of all of the Company's assets. The Company will be unable to continue in business after such a foreclosure. As a consequence of the Company's filing under Chapter 11 of the United States Bankruptcy Code, any action by the lender will be taken in the context of the Company's Chapter 11 Proceedings, discussed above. (See Note 1 Material Subsequent Events)


Item 4.  Submission of Matters to a Vote by Security Holders

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

                                  PROLOGIC MANAGEMENT SYSTEMS, INC.



   DATED: February 17, 2004       By:  /s/  John W. Olynick
                                  ----------------------------------
                                            John W. Olynick
                                            Chief Executive Officer


                                  By:  /s/  Edwin G. Hubert
                                  ----------------------------------
                                            Edwin G. Hubert
                                            Chief Financial Officer