Form 10KSB
period 2004-03-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2004-07-21
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended March 31, 2004.

Commission file number: 33-89384-LA

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)




             Arizona                                     86-0498857
--------------------------------                    -------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)




4633 E. Broadway Blvd., #110, Tucson, Arizona              85711
---------------------------------------------           ----------
(Address of principal executive offices)                (Zip Code)




                    Issuer's telephone number (520) 955-4748.


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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $14,103,523.

As of May 30, 2004, the aggregate market value of 5,503,993 shares of voting stock held by non-affiliates of the issuer (calculated using the reported closing sale price of the common stock on the OTC Bulletin Board) was $220,160. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

Number of shares of common stock outstanding on March 31, 2004 was 7,275,048.

Transitional Small Business Disclosure Format: Yes [ ]; No [X].

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

RECENT DEVELOPMENTS

FORECLOSURE ACTION.

     As previously reported in its Report on Form 10-QSB for the quarter ended December 31, 2003 and in its Form 10-KSB for the year end March 31, 2003, the Company's ability to continue in operations during the last several years has depended upon the continuing receipt of financial accommodations from a key lender, MRA Systems, Inc. d/b/a GE Access. In November 2003, this lender notified the Company that it was in default on a $610,000 note that was due and payable on September 26, 2003, and on a $5,000,000 note due and payable in April 2004. The Company's obligations to this lender were secured by security interests covering all or substantially all of the Company's assets. (SEE LIQUIDITY AND CAPITAL RESOURCES).

         On February 2, 2004, the Company and its wholly owned subsidiary, Basis, Inc., each filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court District of Arizona. The Company filed a Form 8-K with the SEC on February 2, 2004 disclosing the Chapter 11 filings.

         As previously reported in its Report on Form 10-QSB, on February 13, 2004, in the United States Bankruptcy Court In And For The District of Arizona, (Cases No. 4-04-00393 -TUC-EWH and 04-00394-TUC-EWH) debtors Basis, Inc. ("Basis") and Prologic Management Systems, Inc. ("Prologic") (collectively, the "Debtors"), and secured creditor MRA Systems, Inc. d/b/a GE Access ("GE Access) jointly moved and agreed to the dismissal of the jointly administered Chapter 11 cases in a Joint Motion To: (1) Terminate the automatic stay to allow GE Access to Immediately Notice Its Foreclosure Sale Pursuant to Applicable Non-Bankruptcy Law; and (2) Dismiss Chapter 11 Cases. The Judge approved the motion dismissing the Chapter 11 case(s) thus allowing GE Access to foreclose on all of the assets of the Debtors.

         On February 24, 2004, GE Access foreclosed on and took possession of all of the assets of Prologic Management Systems, Inc. and the Company's BASIS, Inc. subsidiary, resulting in a consolidated balance sheet on February 29, 2004, showing zero tangible assets. As part of the foreclosure agreement, GE Access agreed to waive its deficiency claim against the Company subject to certain terms and conditions placed on the Company. This included compliance with the conditions of the foreclosure and representations by the Company as to asset disclosure. As of the date of this report, the Company believes it is in compliance with these terms and conditions.

         As of March 31, 2004, Prologic will have remaining approximately $3,880,000 of liabilities and obligations to third parties. Further, as part of the foreclosure agreement all employees were terminated effective February 24, 2004. (SEE LIQUIDITY AND CAPITAL RESOURCES AND FOOTNOTES TO FINANCIAL STATEMENTS).

         As of the date of this filing, the Company has no operations and no sources of revenue. The Company does not have any current agreements or plan to replace the assets or business units taken under the foreclosure action. Please note that the financial information contained herein is historical and should be not taken as any indication of any future performance.


CHANGES IN CONTROL OF REGISTRANT.

     As previously reported in its Report on Form 8-K filed on April 1, 2004, in March 17 and 19, 2004, three of Prologic's Board members resigned and three new members were appointed. The resigning Board members included Bruce Carlsmith, Herbert F. Day and Richard E. Metz. The newly appointed Board members are James
M. Heim, John W. Schauweker and James S. Nichols. The Company's Board of Directors has reduced the number of Directors to five.

         On March 19, 2004, James M. Heim, Director, was elected President and Treasurer and Martin A. Diamond was elected Vice President and Secretary. The Company's Board of Directors eliminated all other officer positions.

         On April 7, 2004, Mr. Hubert and Mr. Olynick resigned their Director positions with the Company and its BASIS, Inc. subsidiary. The Company's Board of Directors has not filled the vacancies as of the date of this filing.

SETTLEMENT AGREEMENT: PACE INVESTMENT CO., INC., ET AL. V. PROLOGIC MANAGEMENT SYSTEMS, INC., CV 20003999 (PREVIOUSLY REPORTED IN THE COMPANY'S REPORTS ON 10-QSB).

         In the first quarter of fiscal 2004, the parties negotiated a settlement agreement whereby the Company would issue the plaintiffs 2.63 shares of Prologic common stock for each dollar ($1.00) of money originally invested by the plaintiffs, reduced by the number of common shares that have been issued to each current preferred stockholder as dividends on the preferred stock. Under the proposed settlement, the total number of shares of common stock to be issued to the plaintiffs would have been 1,197,634 shares.

         In January of 2004, the parties reached an agreement to dismiss the case and expect to conclude their settlement without the aid of the courts. On January 20, 2004 the case was dismissed without prejudice. As of the date of this filing, the parties have not completed a settlement.

CREDITOR LEGAL PROCEEDINGS.

     As previously reported in its Report on Form 10-QSB for the quarter ended December 31, 2003, the Company is currently engaged with four creditors in legal proceedings. All of these actions were filed prior to the February 24, 2004 foreclosure action. (SEE ITEM 3 LEGAL PROCEEDINGS).

ACQUISITION OF ASSETS FROM SOLID SYSTEMS, INC.

         As previously reported in its Report on Form 10-QSB for the quarter ended June 30, 2002, on June 15, 2002, the Company closed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four (4) offices and associated personnel and equipment, from Solid Systems, Inc., an information technology service provider (SEE NOTE 3 TO CONSOLIDATED FINANCIAL STATEMENTS). The offices are located in Dallas, Austin and Houston, Texas, and New Orleans, Louisiana. The Company, from June 1, 2002 through February 24, 2004, continued the systems integration and maintenance business under the name of Solid Systems, operating as a division of the Company's BASIS, Inc. subsidiary. These assets were taken as part of the foreclosure action discussed above.

ITEM 1. BUSINESS

GENERAL

         Prologic Management Systems, Inc. (the "Company") is an Arizona corporation founded in 1984. During the fiscal year, the Company, operating through its wholly owned subsidiary, BASIS, Inc., provided commercial systems integration and professional services firm, specializing in high-availability, fully integrated systems, providing systems integration services, networking services, security and database software for the commercial market.

         Prior to the foreclosure action in February of 2004, the Company provided systems integration services, technology products and related services. The majority of the Company's revenues were generated from systems integration and related product sales. The Company had established sales and/or integration offices in Tucson, Arizona (BASIS), Emeryville, California (BASIS), Scottsdale, Arizona (BASIS), Portland, Oregon (BASIS), Houston, Texas (Solid Systems), Austin, Texas (Solid Systems), Dallas, Texas (Solid Systems), and New Orleans, Louisiana (Solid Systems) to offer proximity to its customer and vendor base.

         As a result of this foreclosure, the Company ceased to have business operations. Management is reviewing options regarding the solvency and creditor issues facing the Company as well as looking at potential business opportunities that may be appropriate for the Company's long-term growth strategy.

         The Company's corporate office is located at 4633 E. Broadway Blvd., Suite 110, Tucson, Arizona 85711 and its telephone number is (520) 955-4748. The Company had sales and services offices in California, Oregon, Arizona, Texas and Louisiana. The assets located at these operating offices were taken by GE Access under the foreclosure action. The Company will not be operating any business in the near term.

         All of the information provided herein regarding the operations and the financial performance of the Company are provided for historical and financial reporting purposes. The operations and the respective performance for the fiscal year ending March 31, 2004, as well as prior fiscal years, will provide no basis for any future activities.


EMPLOYEES

         As of March 31, 2004, the Company had no employees. Subsequent to March 31, the Company has entered into an employment agreement with Mr. Heim. The agreement is at will and may be terminated by either party upon 15 days notice. Mr. Heim will be serving as President and Chief Executive Officer. (SEE RECENT DEVELOPMENTS - CHANGE IN CONTROL OF REGISTRANT).

ITEM 2. PROPERTIES

         The Company's administrative and accounting records are located in Tucson, Arizona in a storage facility consisting of approximately 300 square feet under a month-to-month lease.

         If the Company were to require additional or alternate space within the next twelve months, the Company believes that space sufficient to meet its requirements will be available on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS

         As previously reported, on August 1, 2000, certain holders of the Company's Series B Convertible Preferred Stock filed an action in the Arizona Superior Court, Pima County (PACE INVESTMENT CO., INC., ET AL. V. PROLOGIC MANAGEMENT SYSTEMS, INC., CV 20003999). The Company filed a counterclaim against the Plaintiffs, petitioning the court to, amongst other things, affirm the Company's position and deny the Plaintiffs' claims. During the fiscal year, the parties agreed to dismiss all claims without prejudice. The parties intend to resolve the dispute without the aide of the courts. (SEE RECENT DEVELOPMENTS -- PACE INVESTMENT CO., INC., ET AL. V. PROLOGIC MANAGEMENT SYSTEMS, INC.).

         HOLUALOA BUTTERFIELD INDUSTRIAL LLC V. PROLOGIC MANAGEMENT SYSTEMS, INC., C20035918, Superior Court for the State of Arizona in and for the County of Pima, filed October 23, 2003. A complaint was filed by Holualoa against Prologic to collect approximately $194,000 allegedly owed by Prologic for the lease of office space in Tucson, Arizona. The plaintiff requested from the court an Entry of Default and it was granted on March 11, 2004 for a total amount of $196,028, which includes costs and legal fees of $5,898.

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

         AVNET COMPUTER MARKETING GROUP V. PROLOGIC MANAGEMENT SYSTEMS, INC., C20032814, Superior Court for the State of Arizona in and for the County of Pima, filed May 19, 2003. A complaint was filed by Avnet against Prologic to collect approximately $150,000 owed by Prologic to Avnet. Prologic does not deny this debt and has agreed to a stipulated judgment for the full debt owed in this matter. An Entry of Default was granted on January 13, 2004 for a total amount of $150,522, which includes costs and legal fees of $212.

         NEXTERA BUSINESS PERFORMANCE GROUP, INC. V. PROLOGIC MANAGEMENT SYSTEMS, INC., MICV2003-05209-H, Superior Court, Commonwealth of Massachusetts, Middlesex County, filed December 23, 2003. A complaint was filed by Nextera against Prologic to collect approximately $80,000 owed by Prologic under the terms of a promissory note. On April 14, 2004, the plaintiff requested from the court an Entry of Default. An Entry of Default was granted on May 28, 2004 for a total amount of $85,340, which includes interest of $17,340.

         The Company acknowledges the possibility that creditors, vendors and/or former employees in the future may file additional lawsuits as a result of the foreclosure and the cessation of business operations.

     The obligatiosn for the judgements have all been accrued at March 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

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

         The table below represents the high and low bid prices for the Company's common stock, as reported by the National Quotation Bureau, for the quarters ended June 30, 2002 through March 31, 2004. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

                                                Common Stock
         QUARTER ENDED                     HIGH              LOW
         --------------------              -----             -----
         June 30, 2002                     $0.14             $0.06
         September 30, 2002                $0.42             $0.14
         December 31, 2002                 $0.28             $0.15
         March 31, 2003                    $0.31             $0.11
         June 30, 2003                     $0.30             $0.11
         September 30, 2003                $0.20             $0.12
         December 31, 2003                 $0.30             $0.04
         March 31, 2004                    $0.05             $0.01

         As of March 31, 2004, there were 197 shareholders of record of the Company's common stock. The Company has neither declared nor paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. During the fiscal year ended March 31, 2004, no dividends were paid to holders of the Company's Series B Preferred Stock and Series C Preferred Stock. In the prior fiscal year, dividends totaling 260,457 shares of common stock valued, in the aggregate, at $59,904 were paid to holders of the Company's Series B Preferred Stock and Series C Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES


     FISCAL YEAR ENDED MARCH 31, 2004

1. None.


     FISCAL YEAR ENDED MARCH 31, 2003

1. During the fiscal year ended March 31, 2003, the Company issued dividends totaling 260,457 shares of common stock to holders of the Company's Series B and Series C Preferred Stock in a transaction exempt from registration.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS


GENERAL

         Statements contained in this Annual Report on Form 10-KSB, which are not purely historical, are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended and the Securities Litigation Reform Act of 1995, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Action results could differ materially from the projected in any forward-looking statements as a result of a number of factors, including those detailed in "Risk Factors" below and elsewhere in this Annual Report on Form 10-KSB. The forward-looking statements are made of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.


INTRODUCTION

         Prior to the foreclosure action in February of 2004, the Company provided systems integration services, technology products and related services. The majority of the Company's revenues were generated from systems integration and related product sales. However, as a result of this foreclosure, the Company ceased to have business operations. For additional information on the combined operating results of the Company and its subsidiary for the fiscal year, see the Consolidated Financial Statements of the Company and Notes thereto. The discussion should be read in conjunction with and is qualified in its entirety by the Consolidated Financial Statements of the Company and Notes thereto.

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


PLAN OF OPERATIONS

         In light of the foreclosure action, the management focus is on trying to restructure the debt on the balance sheet with the intent of converting a significant amount of the debt to equity. If this can be accomplished effectively and in a reasonable period of time, management would then consider the acquisition or merger with one or more companies, which would be a good candidate for the public entity. Currently, the board intends to work with existing shareholders in order to achieve these goals. However, it is likely that in conjunction with any such suitable acquisition or merger, the Company would likely need to raise capital to provide the necessary working capital for the consolidated entity. The Company has no commitments at this time from third parties for any such financing and/or any acquisitions or mergers.



RISK FACTORS


         An investment in the Company should be considered speculative, and to a high degree of risk. In addition to the other information contained in the Annual Report on Form 10-KSB, prospective investors should carefully consider the following risk and speculation factors:

UNPROVEN PLAN OF OPERATIONS. As a consequence of the change of control of the Registrant in March of 2004 and the foreclosure on the business assets and operations, all efforts that were previously initiated in an attempt to develop a viable systems integration business have been abandoned at this time. In place thereof, the Company has adopted as a new plan of operations the strategy of reorganizing the Company's creditors and then attracting capital based on a new business operation. To date, the Company has no agreements or plans to acquire any new business operations. In the near term, the Company is focusing on continued timely SEC reporting and working with creditors. There can be no assurance that the intended business and operations of the Company will be successful. Any future success that the Company might enjoy will depend on many factors including factors which may be beyond the control of the Company, or which cannot be predicted at this time. The Company may encounter unforeseen difficulties or delays in the implementation of its plan of operations. There can be no assurance that such difficulties or delays will not have a material adverse effect upon the financial condition, business prospects and operations of the Company and the value of an investment in the Company. The value of an investment in the Company can also be adversely affected by a number of external factors, such as conditions prevailing in the securities markets and/or the economy generally. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the Company's securities will realize any return on their investment or that purchasers will not lose their entire investment.

ISSUANCE OF ADDITIONAL SECURITIES. The Company may be required to issue additional shares of Common Stock to raise capital and/or satisfy existing creditors. The Company may need to issue additional shares of Common Stock in connection with a prospective acquisition, in lieu of wages and services provided to the Company, upon exercise of stock option grants, or for another corporate purpose.

Issuance of additional shares of Common Stock would result in dilution of the percentage interest in the Company's Common Stock of all stockholders ratably, and might result in dilution in the book value of a share of the Company's Common Stock, depending on the price and other terms on which the additional shares are issued.



LACK OF OPERATING CAPITAL. The Company does not have adequate working capital to execute it's current short term operating plans and is dependent on receiving capital and/or assistance from several of the Company's stockholders. Continued support from the shareholders is critical to the effective reorganization efforts of the Company and without this support, it is doubtful the Company would be able to execute its short-term plans.


RESULTS OF OPERATIONS

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $111,282 for the fiscal year ended March 31, 2004, as compared to $184,174 for the same period of the prior fiscal year. The decrease in these expenses is attributable to the foreclosure and discontinuance of operations in the fiscal fourth quarter. The Company expects general and administrative expenses to increase if it is successful in reorganizing the creditors, raising capital and executing a new business plan or completing an acquisition. (SEE PLAN OF OPERATIONS).

         OPERATING INCOME (LOSS). Operating loss was $111,282 for the fiscal year ended March 31, 2004, as compared to a loss of $184,174 for the same period of the prior fiscal year. The decrease in the operating loss is attributable to the foreclosure and discontinuance of operations in the fiscal fourth quarter.

         INTEREST EXPENSE AND OTHER EXPENSE (INCOME). Interest expense and other expense (income) for the fiscal year ended March 31, 2004 was $544,597, as compared to $604,687 for the same period of the prior fiscal year, composed primarily of interest incurred on the approximately $10.25 million in notes payable and advances payable to GE Access and other short term obligations. The decrease is primarily due to the foreclosure action on the notes by GE Access and the Company's inability to service the financial obligations of the Company.

         INCOME (LOSS) FROM CONTINUING OPERATIONS. The loss from continued operations for the fiscal year ended March 31, 2004 was $655,879, as compared to $788,861 for the same period of the prior fiscal year. The loss from continuing operations is composed primarily of interest incurred on the approximately
$10.25 million in notes payable and advances payable to GE Access and other short-term obligations.

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The operating loss from discontinued operations was $1,031,134 for the fiscal year ended March 31, 2004, as compared to a loss of $2,345,294 for the same period of the prior fiscal year. The gain from the disposal of assets in discontinued business segments was $8,705,832 for the fiscal year ended March 31, 2004. The total gain from discontinued operations was $7,674,698 for the fiscal year ended March 31, 2004, as compared to a loss of $2,345,294 for the same period of the prior fiscal year.

         INCOME TAXES. The Company had no income tax expense for the fiscal years ended March 31, 2004 and 2003. As of March 31, 2004, the Company had federal net operating loss carryforwards of approximately $12,108,000 (SEE NOTE 5 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR A FURTHER DISCUSSION OF THE LOSS CARRYFORWARDS). The utilization of net operating loss carryforwards may be significantly limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.S. Treasury regulations thereunder.

         NET INCOME (LOSS). The Company had net income of $7,018,818, or $0.95 per share, for the fiscal year ended March 31, 2004, as compared to a net loss of $3,134,155, or $0.44 per share, for the same period of the prior fiscal year. The income was a result of the one-time gain on the foreclosure by GE Access and the related release of debt by GE Access.


LIQUIDITY AND CAPITAL RESOURCES

(SEE RECENT DEVELOPMENTS - FORECLOSURE ACTION)

         Historically the Company has been unable to generate sufficient internal cash flows to support operations, and has been dependent upon outside capital sources to supplement cash flow. New equity investments, lines of credit and other borrowings, and credit granted by its suppliers have enabled the Company to sustain operations over the past several years. In August 1998, the Company failed to meet the "continued listing criteria" established by NASDAQ and the Company's securities were delisted from the NASDA Small Cap Market. The subsequent lack of shareholder liquidity in the Company's securities has materially adversely affected the Company's ability to attract equity capital.

         The Company's ability to continue in operations during the last several years has depended upon the continuing receipt of financial accommodations from a key lender, MRA Systems, Inc. d/b/a GE Access. These financial accommodations are discussed in the paragraphs below. In November 2003, this lender notified the Company that it was in default on a $610,000 note that was due and payable on September 26, 2003, and on a $5,000,000 note due and payable in April 2004. The Company's obligations to this lender were secured by all or substantially all of the Company's assets. On February 24, 2004, the lender foreclosed on the debt and took possession of all of the Company's assets on.

         At March 31, 2004, the Company had a working capital deficit of approximately $3,869,000 versus a deficit of approximately $4,401,000 at March 31, 2003. The cash balance at March 31, 2004 was $1,581. As a result of the foreclosure action and the working capital deficit, the Company is evaluating the alternatives of reorganizing the creditors on a voluntary basis and/or having to place the Company and/or its subsidiary BASIS, Inc., under the protection of the Federal Bankruptcy Code.

         As a result of the foreclosure and other factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

     Cash used by continuing operations for the fiscal year ended March 31, 2004 was approximately $417,000 compared to cash used by continuing operations of $672,000 in fiscal 2003. Cash provided by discontinued operations for the fiscal year ended March 31, 2004 was approximately $96,000 compared to cash used by operations of $634,000 in fiscal 2003. Total net cash used in operating activities for the fiscal year ended March 31, 2004 was approximately $321,000 compared to cash used by operating activities of $1,306,000 in fiscal 2003. The decrease in cash used for fiscal 2004 was primarily due to improvement of business operations following the integration of Solid Systems in BASIS, Inc. which occurred in the prior fiscal year. Cash used in investing activities was approximately $3,000 for the fiscal year ended March 31, 2004 versus approximately $116,000 for the fiscal year ended March 31, 2003. The decrease was primary due to the reduction in the purchases of equipment relating to the Solid Systems asset acquisition from the prior year. Cash provided by financing activities for the fiscal year ended March 31, 2004 was approximately $109,000, compared to cash provided by financing activities of approximately $1,558,000 for the fiscal year ended March 31, 2003. The decrease resulted primarily from increased restriction in funding sources and by the foreclosure action in fiscal 2004.

         During fiscal year 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company had a majority interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 in proceeds, $220,780 represented conversion of current debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt, and $337,720 in cash payments, the Company has received $558,500, representing 55,850 shares of the Series C Preferred stock. Due to the ongoing legal proceedings with several of the Series B Shareholders, the Company indefinitely extended the due date for the remaining $191,500. During fiscal year 2004, in conjunction with the proposed Pace settlement, the Company has canceled the subscription for remaining $191,500. (SEE RECENT DEVELOPMENTS - SETTLEMENT AGREEMENT: PACE INVESTMENT COMPANY).

         On March 26, 2003, the Company entered into an agreement with MRA Systems, Inc. d/b/a GE Access, in the form of a line of credit for total advances not to exceed $610,000 and with an interest rate of eight percent (8%) per annum, which shall be payable in arrears on the 10th day of each month commencing April 10, 2003. All outstanding principal and accrued, but unpaid interest, if not paid earlier, was due on September 26, 2003. The note was secured by all of the Company's assets. In November of 2003, the lender notified the Company that it was in default on this note. In February of 2004, the lender foreclosed on the note and took possession of all of the assets of the Company. The balance of this promissory note at the date of the foreclosure was $610,000. (SEE RECENT DEVELOPMENTS - FORECLOSURE ACTION.

         During fiscal 2002, the Company entered into a financing agreement with MRA Systems, Inc. d/b/a GE Access. This agreement provided the Company with an immediate partial advance on all sales and requires the Company to immediately assign the related receivables to the lender. Upon collection of the related receivables, the lender pays the remaining balance, if any, to the Company. The receivables are assigned with recourse and advances over 90 days outstanding bear interest at a rate of 10% per annum. In February of 2004, the lender foreclosed on these obligations and took possession of all of the pledged receivable assets of the Company. At the date of the foreclosure, the Company had $1,120,798 of receivables pledged under this agreement. (SEE RECENT DEVELOPMENTS - FORECLOSURE ACTION).

         In  December  2000,  the  Company  signed a $5  million  note  with MRA
Systems, Inc. d/b/a GE Access, converting approximately $5 million of its accounts payable, with 10% interest and an initial due date of April 2, 2002. The note was secured by a pledge to the note holder of substantially all of the Company's assets. In August 2002, the Company renegotiated the terms of the note. The modified note included interest of 6% and was due in April 2004, with the option of the maker to extend the maturity date to April 2005. The note required the Company to make monthly payments of 40% of its available operating profits each month. The note further required that the Company direct 50% of any future sums received by, committed to, or invested in the Company as an additional equity capital infusion, towards repayment of the unpaid balance of the note. In August 2002, the Company further amended the note to include weekly payments of $1,000. In November of 2003, the lender notified the Company that it was in default on this note. In February of 2004, the lender foreclosed on the note and took possession of all of the assets of the Company. The balance of this promissory note at the date of the foreclosure was $6,336,686 with approximately $970,948 accrued interest (SEE RECENT DEVELOPMENTS - FORECLOSURE ACTION).

         At the date of the foreclosure, the Company was liable for a total of approximately $11,414,253 under these obligations and additional payables to GE Access. As part of the foreclosure agreement, GE Access agreed to waive its deficiency claim against the Company subject to certain terms and conditions placed on the Company. The foreclosure agreement provided that based on the Company's compliance with the terms of the Court Order Dismissing the Company's Chapter 11 Bankruptcy Cases. This order allowed GE Access to foreclose on the assets of the Company. GE Access has agreed to waive its deficient claims against the Company, based on the Company's compliance with the terms of the court order and foreclosure agreement. The terms included compliance with the court order and subsequent foreclosure action as well as representations made regarding the status and existence of any and all assets. The release provides that if the representations as to assets are accurate and true, then GE Access will waive its deficiency claim. The release becomes final and unconditional on October 1, 2004. As of the date of this report, the Company believes it is in compliance with these terms and conditions. (SEE FOOTNOTES TO FINANCIAL STATEMENTS).

         During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 shares of the Company's common stock being returned to the Company and cancelled, and $100,000 in settlement expense cost reimbursement to be paid to Sunburst, of which $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of March 31, 2004, the principal balance of this note remains $75,000.

         During fiscal 2000, the Company and one of its primary vendors agreed to convert $1,212,000 of the Company's trade payables to the vendor into a promissory note. The promissory note includes interest at 11%. At March 31, 2004, the principal balance was approximately $723,000.

         In fiscal 1997, the Company borrowed $100,000 with an interest rate of 8% and a scheduled maturity date of June 30, 1997. Subsequently, the maturity date was extended with a revised interest rate of 2% per month plus 10,000 shares per month of restricted common stock. During fiscal 2000, the Company issued 120,000 shares of common stock as interest towards the note. In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component. The replacement note is unsecured, in the amount of $164,500, which includes interest and expenses previously accrued, and bears interest at 3% per month. As of March 31, 2004, the remaining balance of this note, including principal and interest, was $54,190.

         During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principal was repaid. The interest rate on the notes is 2% per month. As of March 31, 2004, the remaining balance of this note, including principal and interest, was $224,000.

         At March 31, 2004, the Company owed approximately $375,936 in prior sales tax. The Company has notified the appropriate authorities regarding the foreclosure action and the Company's inability to service this obligation.

         During fiscal 2004, the Company purchased $3,170 in capital equipment and software. These assets were part of the GE Access foreclosure action. (SEE RECENT DEVELOPMENTS - FORECLOSURE ACTION).

     At March 31, 2004, the Company had current debt obligations, or debt that will become due within twelve months, of $3,879,000. Of these obligations, approximately $900,000 are specific obligations of Prologic and the remaining $3,000,000 are related to the Company's operating subsidiary BASIS, Inc. and its operating division Solid Systems. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations including potentially; conversion to equity and any other means to eliminate the debt to allow the Company to attract additional capital. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.

ACQUISITION OF ASSETS FROM SOLID SYSTEMS, INC.

         As previously reported in its Report on Form 10-QSB for the quarter ended June 30, 2002, on June 15, 2002, the Company completed an acquisition effective May 31, 2002 whereby the Company acquired, in a non-cash asset purchase, four (4) offices and associated personnel and equipment, from Solid Systems, Inc., an information technology service provider. The offices are located in Dallas, Austin and Houston, Texas, and New Orleans, Louisiana. The Company, from June 1, 2002 through February 24, 2004, continued the systems integration and maintenance business under the name of Solid Systems, operating as a division of the Company's BASIS, Inc. subsidiary. These assets were part of the GE Access foreclosure action. (SEE RECENT DEVELOPMENTS - FORECLOSURE ACTION).


CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles gernally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of tihs filing.

DEFERRED INCOME TAX ASSETS. Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $4,513,000 deferred income tax asset related to the net operating loss carryforwards at March 31, 2004. Management determined that because of the uncertainty of the Company to generate taxable income and that the generation of taxable income in the shor term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

LIABILITIES ASSOCIATED WITH THE WINDING UP OF OPERATIONS. As noted above, the Company entered into a foreclosure action with its primary creditor. As a result, substantially all of the Company's assets were transferred to the creditor. HOwever, the Company has other creditors and commitments for which it presently has no ability to repay. The Company is attempting to negotiate repayment terms that may include conversion of debt to equity. The Company accrued approximately $200,000 at March 31, 2004 for lease settlements. Obligations may ultimately be settled at amounts different than the carrying amounts at March 31, 2004. However, Management believes that such settlements will not exceed amounts at March 31, 2004.


IMPAIRMENT OF LONG LIVED ASSETS. In assessing the recoverability of long lived assets, including goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. In the fiscal year ended March 31, 2004, in conjunction with the foreclosure action, the Company wrote-off the remaining book value of all of the assets taken thereunder. In the prior fiscal year ended March 31, 2003, the Company determined its goodwill was impaired and wrote-off the entire balance of $408,942.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

         Management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained elsewhere in this annual report on Form 10-KSB for the fiscal year ended March 31, 2004. Except for the historical information contained herein, the matters discussed in this report on Form 10-KSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in market conditions, the anticipation of growth of certain market segments, the volatility inherent in the capital and financial markets, the Company's ability to manage acquisitions and attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein.

         Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period. This is especially important given the recent foreclosure action and the fact that the Company has no operations and no sources of revenue. The Company does not have any current plans or agreements to replace the assets or business units taken under the foreclosure action. Please note that the financial information contained herein is historical and should be not taken as any indication of any future performance.

CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing of this report, the Company has carried out an evaluation, under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-14(c) under the Securities and Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements attached to this Report on Form 10-KSB as pages F-2 to F-22 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On June 1, 2004, the Company filed a Report on Form 8-K, reporting under Item 4, Changes in Registrant's Certifying Accountant, the dismissal of the Company's independent accountants, BDO Siedman, LLP and the selection of Epstein, Weber & Conover, PLC as independent accountants for the Company's fiscal year ended March 31, 2004. There were no disagreements with the accountants on any accounting and financial disclosures.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information, as of March 31, 2004, concerning the names, ages, terms and positions with the members of the Company's Board of Directors and its executive officers and their respective business experience is set forth below. Each director has served continuously with the Company since his election as indicated below.



NAME                                AGE     POSITION                                    TERM OF OFFICE
-----------------------------      -----    -----------------------------------         ---------------
James M. Heim (1) (2)               52      Chief Executive Officer and Director        2004 - Present
John W. Schauweker(1) (2)           43      Director                                    2004 - Present
James S. Nichols (2)                46      Director                                    2004 - Present
John W. Olynick (3) (4)             56      Director                                    2001 - Present
Edwin G. Hubert  (3) (4)            62      Director                                    2001 - Present

(1)      Member of Audit Committee.

(2) Appointed to serve as Directors on March 19, 2004. (SEE RECENT DEVELOPMENTS -- CHANGE IN CONTROL OF REGISTRANTS).

(3) On February 24, 2004, the employment of Mr. Olynick and Mr. Hubert was terminated. During the fiscal year, Mr. Olynick had served as Chief Executive Officer and Mr. Hubert as Chief Financial Officer.

(4)      On April 7, 2004, Mr. Olynick and Mr. Hubert resigned as Directors.


         JAMES M. HEIM, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Heim, 52, is a co-founder of Prologic and had served as a Director from 1984 to 2003. In addition, Mr. Heim served as Prologic's President from 1984 to 1999 and as its Chief Financial Officer from 1984 to 1995. Mr. Heim has over 20 years of business management experience and was responsible for capital raising, mergers and acquisitions, and other corporate activities. Mr. Heim holds both a Juris Doctor degree and a B.S. in Business Administration from the University of Arizona. In March of this year, Mr. Heim was appointed to the board and was elected to serve as the Company's President and Chief Executive Officer. (SEE RECENT DEVELOPMENTS -- CHANGE IN CONTROL OF REGISTRANTS).

         JOHN W. SCHAUWEKER, DIRECTOR. Mr. Schauweker, 43, who has served as a director since March of 2004 has worked in public accounting and in a variety of executive roles within the information technology and financial field for the past 20 years. Mr. Schauweker brings a depth of turn around experience and merger and acquisition experience to the Board. Mr. Schauweker is a CPA and currently is the General Partner for the venture fund Argus Partners, LP. Mr. Schauweker received a B.S. in Finance from the University of Houston at Clear Lake with Honors and is a member of the Texas Society of Certified Public Accountants.

         JAMES S. NICHOLS, DIRECTOR. Mr. Nichols, 46, who has served as a Director since 2004 is a Senior Systems Engineering Executive with over twenty two years of experience in multiple areas of computer engineering and management including sales, support and service, business development, market area design, financial planning, re-engineering and team leadership with such companies as Texas Instruments, Vector Companies USA and Solid Systems. Mr. Nichols is currently the Director of Operations for Prospect Information Network, a
software development and data processing company centric to non-profit organizations. Mr. Nichols received his B.S. in Mechanical Engineering from the University of Wyoming.

         JOHN W. OLYNICK, DIRECTOR. Mr. Olynick, 55, has served as a Director since 2001. Mr. Olynick, who joined Prologic in September 1999, served as Prologic's President from January 2002 to February of 2004 and Chief Executive Officer from April of 2003 to February of 2004. Mr. Olynick has had over 25 years of national sales, business development and management experience in the technology industry. Mr. Olynick attended the New York University School of Engineering and Harvard Business School Professional Development Program. On April 7, 2004, Mr. Olynick resigned as a Director.

         EDWIN G. HUBERT, DIRECTOR. Mr. Hubert, 62, has served as a Director since 2001. Mr. Hubert, who joined the company in 2002, had Chief Operations Officer and Secretary from May of 2002 to February of 2004 and as Chief Financial Officer from April of 2003 to February of 2004. Mr. Hubert is both a licensed CPA and an attorney. His business experience includes senior management positions with computer companies, consulting companies and manufacturing firms. Mr. Hubert has a BA and MBA from the University of Michigan and his J.D. degree from the University of Arizona. On April 7, 2004, Mr. Hubert resigned as a Director.



ITEM 10. EXECUTIVE COMPENSATION

         Information below sets forth certain information regarding business experience and compensation paid or awarded by the Company during the fiscal year ended March 31, 2004 to the following Executive Officers: Mr. John W. Olynick, the Company's Chief Executive Officer, and Mr. Edwin G. Hubert, the Company's Chief Operations Officer. In March of 2004, Mr. James M. Heim was elected as President. No other officer made more than $100,000 in Fiscal 2004.

SUMMARY COMPENSATION TABLE


                                            ANNUAL COMPENSATION            LONG-TERM AND OTHER COMPENSATION
NAME AND OTHER PRINCIPAL                 --------------------------     --------------------------------------
POSITION                         YEAR       SALARY          BONUS       STOCK OPTIONS/SARS(#)       ALL OTHER
--------------------------      -----    -----------      ---------     --------------------      ------------
John W. Olynick (1)             2004     $ 176,596(5)      $  7,772             0                  $ 67,500(2)
Chief Executive Officer         2003     $ 170,588         $      0             0                  $  3,500(3)
                                2002     $ 187,500         $ 27,189             0                  $  8,400(4)


Edwin G. Hubert (1)             2004     $ 116,189         $      0             0                  $ 52,500(5)
Chief Financial Officer         2003     $  30,000         $      0             0                  $ 72,500(6)


James M. Heim(7),               2004     $  20,651         $      0             0                  $ 37,500(8)
President                       2003     $ 122,375         $      0       250,000 (9)              $  2,700(10)
                                2002     $ 112,500         $      0             0                  $  2,700(10)


(1) On April 28, 2003, Mr. John W. Olynick was elected Chief Executive Officer and Mr. Edwin G. Hubert was elected Chief Financial Officer of the Corporation. On February 24, 2004, the employment of Mr. Olynick and Mr. Hubert was terminated. On March 19, 2004, the Board of Directors elected officers to replace Mr. Olynick and Mr. Hubert. On April 7, 2004, Mr. Olynick and Mr. Hubert resigned as Directors.

(2) During the fiscal year ended March 31, 2004, Mr. Olynick received a $67,500 payment as approved by GE Access in conjunction with the foreclosure.

(3) During the fiscal year ended March 31, 2003, Mr. Olynick received an $3,500 car allowance.

(4) During the fiscal year ended March 31, 2002, Mr. Olynick received an $8,400 car allowance.

(5) During the fiscal year ended March 31, 2004, Mr. Hubert received a $52,500 payment as approved by GE Access in conjunction with the foreclosure.

(6) During the fiscal year ended March 31, 2003, Mr. Hubert received $72,500 in payments for services.

(7) On April 22, 2003, Mr. James M. Heim resigned his Officer and Board positions with Prologic Management Systems, Inc. and its BASIS, Inc. subsidiary. In March of 2004, Mr. Heim was appointed to the Board of Directors and was elected as President.

(8) During the fiscal year ended March 31, 2004, Mr. Heim received a $37,500 severance payment as approved by the Company's Board of Directors.

(9) During the fiscal year ended March 31, 2003, a total of 250,000 stock options were granted to Mr. Heim pursuant to his Employment Agreement with the Company as its Chief Executive Officer.

(10)     Premiums paid for Key Man Insurance on Mr. Heim.



OPTION EXERCISES AND HOLDINGS

The following table sets forth information concerning each exercise of a stock option during the fiscal year ended March 31, 2004 by each of the Named Executive Officers and the number and value of unexercised options at March 31, 2004.


                                                                                        VALUE OF UNEXERCISED
                  NUMBER OF                          NUMBER OF SHARES UNDERLYING        IN-THE-MONEY OPTIONS
                  SHARES                             UNEXERCISED OPTIONS AT 03/31/03    AT 03/31/04
NAME              ON EXERCISE       VALUE REALIZED   EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----------------  -----------       --------------   --------------------------------   -------------------------
James M. Heim     0                 $0               250,000 / 0                        $0 / $0

John W. Olynick   0                 $0               250,000 / 0                        $0 / $0

Edwin G. Hubert   0                 $0               12.500 / 0                         $0 / $0


No Director or executive officer exercised any options during the fiscal year ended March 31, 2004.

OPTION EXERCISES

During the fiscal year, none of the executive officers identified in the Summary Compensation Table exercised any stock options, and, as of March 31, 2004, none held any in-the-money options.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS AND SHAREHOLDERS OF MANAGEMENT

The following table sets forth information, as of March 31, 2004, concerning the Common Stock beneficially owned by (i) each director of the Company (ii) the Company's Chief Executive Officer and its other executive officers, (iii) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all of the Company's directors and executive officers as a group.

Except as otherwise noted, the named individual beneficial owner has sole investment and voting power.


                                                                                   SHARES
                                                          TITLE OF CLASS         BENEFICIALLY          PERCENT
NAME OF BENEFICIAL OWNER                                     OF STOCK             OWNED (1)            OF CLASS
----------------------------------------                  ----------------      --------------         ---------
James M. Heim & Marlene Heim (2)                              Common              1,791,725              24.63%
John W. Olynick (3)                                           Common               280,000                3.85%
Edwin G. Hubert (4)                                           Common                27,500                *
Martin A. Diamond (5)                                         Common               184,330                2.23%
John R. Jordon and Billie S. Jordan (6)                       Common               441,300                6.07%
HFG Properties Ltd. (7)                                       Common               909,349               12.50%
All Directors and Executive
      Officers as a group (4 persons) (8)                     Common              2,283,555              31.39%

*      Less than 1%

(1) The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but are included in accordance with rules of the Securities and Exchange Commission ("SEC"). The shareholdings include, pursuant to rules of the SEC, shares of common stock subject to options or warrants which are presently exercisable or which may become exercisable within 60 days following March 31, 2004 ("exercisable options").

(2) Comprised of a total of 1,541,725 shares and 250,000 shares subject to exercisable options. This includes 909,349 shares owned by HFG Properties Ltd., an Arizona limited partnership of which Mr. Heim is a general partner, and 48,936 shares owned by Sonoita Resources, an Arizona limited liability company of which Mr. Heim is a member. James
         M. Heim and Marlene Heim directly own an aggregate of 583,440 shares of common stock. Mr. Heim is an Executive Officer and Director.

(3) Comprised of 30,000 shares and 250,000 shares subject to exercisable options. As of March 31, 2004, Mr. Olynick was a Director.

(4) Comprised of 15,000 shares and 12,500 shares subject to exercisable options. As of March 31, 2004, Mr. Hubert was a Director.

(5)      Comprised of 184,330 shares. Mr. Diamond is an Executive Officer.

(6)      Comprised of 441,300 shares.

(7) HFG Properties Ltd. is an Arizona limited partnership of which Mr. James M. Heim is a general partner.

(8) Comprised of 1,771,055 shares and 512,500 shares subject to exercisable options.

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

Plan Category                          (a)                           (b)                            (c)
-------------------------     -------------------------     --------------------      -------------------------------
Equity compensation
plans approved by                        1,015,100                         $0.52                            2,484,900
security holders

Equity compensation
plans not approved by
security holders                           826,666 (1)                     $0.73                                   --
                              -------------------------     --------------------      -------------------------------

                    TOTAL                                                                                   2,484,900
                                         1,841,766

(1) includes warrants issued as consideration for consulting and advisory services, as well as warrants issued as consideration in connection with the renegotiation of a note. The range of exercise prices for the warrants is $0.75 to $2.00 per share of common stock, and bear expiration dates ranging from May 2003 through March 2007.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred Stock, including 37,500 shares to HFG Properties, Ltd., an Arizona limited partnership of which Mr. Heim is a general partner, and 37,500 shares to Sonoita Resources, an Arizona limited liability company of which Mr. Heim and Mr. Metz are members, for an aggregate of $750,000, pursuant to two subscription agreements. In conjunction with a dispute involving the Series B Preferred Stock and the Pace Investment Co., the Board of Directors indefinitely suspended one of the subscription agreements, which had an amount outstanding of $191,500. During the fiscal year ending March 31, 2004, the outstanding subscription agreement in the amount of $191,500 was canceled based on the Pace settlement. (SEE RECENT DEVELOPMENTS -- SETTLEMENT AGREEMENT: PACE INVESTMENT CO. INC.).Total amount of shares of the Series C Preferred Stock issued after the cancellation of the remaining subscription agreement was 55,850 shares for an aggregate consideration of $558,500.

         In connection with the resignation of Mr. James M. Heim in April of 2003, and at Mr. Heim's request, as part of the Company's separation agreement with Mr. Heim the Company agreed to transfer to Mr. Heim ownership rights to all of the Company's proprietary software products, which have comprised 1.2% in the fiscal year ended March 31, 2003, and less than 1.6% of the Company's revenues in each of the previous 3 fiscal years. Under the terms of the agreement, the Company provided Mr. Heim with $38,646 in funds the Company had received from clients for unfulfilled support contracts in return for Mr. Heim's assumption of these obligations. The total amount of support obligations outstanding at the time of the transfer was approximately $41,646.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Documents filed as part of this report:

         1. Financial Statements. The following financial statements filed as part of this report are listed on pages F-2 to F-22 and herein by reference:

         FINANCIAL STATEMENTS                                                          PAGE
         --------------------                                                          -----

         Report of Independent Public Accountants (March 31, 2004)                      F-3
         Report of Independent Public Accountants (March 31, 2003)                      F-4

         Consolidated Financial Statements
                  Consolidated Balance Sheets                                           F-5
                  Consolidated Statements of Operations                                 F-6
                  Consolidated Statements of Changes in Stockholders' Equity (Deficit)  F-7
                  Consolidated Statements of Cash Flows                                 F-8

         Notes to Consolidated Financial Statements                                     F-9


         2. Exhibit:

         EXHIBIT NUMBER             DOCUMENT                                            PAGE
         --------------             --------                                            ----
         3.1                        Articles of Incorporation by the Company*
         3.1.1                      Specimen of Series A 8% Cumulative Convertible
                                    Preferred Stock******
         3.1.2                      Specimen of Series B 10% Cumulative Convertible
                                    Preferred Stock*******
         3.1.3                      Specimen of Series C 10% Cumulative Convertible
                                    Preferred Stock*****
         3.2                        Bylaws of the Company*

         2. Exhibit:

         EXHIBIT NUMBER             DOCUMENT                                            PAGE
         --------------             --------                                            ----
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

B. Report on Form 8-K.

         On February 3, 2004, the Company filed a Report on Form 8-K, reporting under Item 1. Bankruptcy or Receivership, the Company and its' subsidiary BASIS, Inc. each filed a Voluntary Petition under Chapter 11 of the Federal Bankruptcy Code. As previously reported it its Report on Form 10-QSB, on February 13, 2004, in the United States Bankruptcy Court In And For The District of Arizona, (Cases No. 4-04-00393 -TUC-EWH and 04-00394-TUC-EWH) debtors Basis, Inc. ("Basis") and Prologic Management Systems, Inc. ("Prologic") (collectively, the "Debtors"), and secured creditor MRA Systems, Inc. d/b/a GE Access ("GE Access) jointly moved and agreed to the dismissal of the jointly administered Chapter 11 cases in a Joint Motion To: (1) Terminate the automatic stay to allow GE Access to Immediately Notice Its Foreclosure Sale Pursuant to Applicable Non-Bankruptcy Law; and (2) Dismiss Chapter 11 Cases. The Judge approved the motion dismissing the Chapter 11 case(s) thus allowing GE Access to foreclose on all of the assets of the Debtors.

         On April 1, 2004, the Company filed a Report on Form 8-K, reporting under Item 1. Changes in Control of Registrant, the March resignation of three board members and the appointment of three new board members. The board then elected James M. Heim as President and Treasurer and elected Martin A. Diamond as Vice President and Secretary of the Company.

         On June 1, 2004, the Company filed a Report on Form 8-K, reporting under Item 4. Changes in Registrant's Certifying Accountant, the dismissal of the Company's independent accountants, BDO Siedman, LLP and the selection of Epstein, Weber & Conover, PLC as independent accountants for the Company's fiscal year ending March 31, 2004.

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROLOGIC MANAGEMENT SYSTEMS, INC.

DATED: JULY 14, 2004               By: /s/ JAMES M. HEIM
                                       -----------------------------------------
                                           JAMES M. HEIM
                                           President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint JAMES M. HEIM, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                           CAPACITY                                    DATE
------------------------------      -------------------------------             ---------------------
/s/  JAMES M. HEIM                  James M. Heim                               July 14, 2004
                                    Chief Executive Officer
                                    President and Director

/s/ JOHN W. SCHAUWEKER              John W. Schauweker,                         July 14, 2004
                                    Director

/s/  JAMES S. NICHOLS               James S. Nichols,                           July 14, 2004
                                    Director

                                  CERTIFICATION

I, James M. Heim, certify that:

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


         Date: July 14, 2004

                                         /s/ JAMES M. HEIM
                                         -------------------------------------
                                         James M. Heim.
                                         President and Chief Executive Officer