Form 10QSB
period 2004-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2004-08-13
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2004


Commission file number: 1-13704


                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)



           Arizona                                         86-0498857
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)


         4633 E. Broadway Blvd., #110, Tucson, Arizona       85711
            (Address of principal executive offices)       (Zip Code)

                    Issuer's telephone number (520) 955-4748


Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.


Number of shares of common stock outstanding on June 30, 2004 was 7,275,048.


Transitional Small Business Disclosure Format:
                                               Yes _____; No __X__

                        Prologic Management Systems, Inc.

                                      Index


                                                                           Page
                                                                           ----

Part I.    FINANCIAL INFORMATION                                             3

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2004
           (unaudited) and March 31, 2004                                    3

           Condensed Consolidated Statements of Operations for the
           Three Months Ended June 30, 2004 (unaudited) and June 30,
           2003 (unaudited)                                                  4

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended June 30, 2004 (unaudited) and June 30,
           2003 (unaudited)                                                  5

           Notes to Condensed Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                           8

Item 3.    Controls and Procedures                                          13



Part II.   OTHER INFORMATION                                                13

Item 1.    Legal Proceedings                                                13

Item 2.    Changes in Securities                                            13

Item 3.    Defaults upon Senior Securities                                  13

Item 4.    Submission of Matters to a Vote by Security Holders              14

Item 5.    Other Information                                                14

Item 6.    Exhibits and Reports on Form 8-K                                 14
           Employment Agreement of James M. Heim


SIGNATURES                                                                  14

PART I.  Financial Information

ITEM 1.  Condensed Consolidated Financial Statements

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,         March 31,
                                                     2004              2004
                                                --------------    --------------
ASSETS                                           (unaudited)

Current assets:
  Cash                                         $          545    $        1,581
  Prepaid expenses                                      6,318             8,782
                                                --------------    --------------



TOTAL ASSETS                                   $        6,863    $       10,363
                                                ==============    ==============

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                             $    1,659,962    $    1,632,612
  Notes payable                                     1,131,756         1,131,756
  Sales tax payable                                   375,936           375,936
  Accrued expenses                                    589,987           559,987
  Accrued dividends                                   197,038           178,700
                                                --------------    --------------

Total liabilities                                   3,954,679         3,878,991
                                                --------------    --------------



Preferred stock:
  Series A cumulative convertible preferred
   stock, no par value, 16,667 shares
   authorized, 16,667 shares issued and
   outstanding                                        100,000           100,000
  Series B cumulative convertible preferred
   stock, no par value, 100,000 shares
   authorized, 9,500 shares issued and
   outstanding                                         68,588            68,588
  Series C cumulative convertible preferred
   stock, no par, 100,000 shares authorized,
   55,850 shares issued and outstanding               558,500           558,500
                                                --------------    --------------

                                                      727,088           727,088
                                                --------------    --------------
Stockholders' deficit:
  Common stock, no par value, 50,000,000 shares
   authorized, 7,275,048 shares issued and
   outstanding at June 30, 2004 and March 31,
   2004                                            10,205,073        10,205,073
  Warrants                                            970,766           970,766
  Accumulated deficit                             (15,850,743)      (15,771,555)
                                                --------------    --------------

Total stockholders' deficit                        (4,674,904)       (4,595,716)
                                                --------------    --------------

                                                --------------    --------------

TOTAL LIABILITIES, PREFERRED STOCK AND
 STOCKHOLDERS' DEFICIT                         $        6,863    $       10,363
                                                ==============    ==============


     See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                            June 30,
                                                --------------------------------
                                                     2004              2003
                                                --------------    --------------
                                                  (unaudited)       (unaudited)
Revenue:

Operating expenses:
  General and administrative                   $       60,850    $       38,553

Total operating expenses                               60,850            38,553
                                                --------------    --------------

                       Operating Loss                 (60,850)          (38,553)
                                                --------------    --------------

Other Income (expense):
  Interest expense                                          -          (144,482)
  Other income (expense)                                    -                25
                                                --------------    --------------

  Total other expense                                       -          (144,457)
                                                --------------    --------------

     Loss Before Income Taxes and Discontinued
                     Operations                       (60,850)         (183,010)
                                                --------------    --------------

           Income Tax (Benefit) Provision                   -                 -
                                                --------------    --------------

        Loss From Continuing Operations               (60,850)         (183,010)
                                                --------------    --------------

  Loss (Income) From Discontinued Operations                -          (156,160)
                                                --------------    --------------

                   Net Loss                           (60,850)          (26,850)

Preferred stock dividend                              (18,338)          (18,338)
                                                --------------    --------------

   Net Loss available to Common Stockholders   $      (79,189)   $      (45,188)
                                                ==============    ==============


Weighted average number of common shares:
  Basic and diluted                                 7,275,048         7,275,048
                                                ==============    ==============

Loss per common share:
  Basic and diluted                            $        (0.01)   $        (0.01)
                                                ==============    ==============


     See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH                        Three Months Ended June 30,
                                                     2004              2003
                                                --------------    --------------
                                                  (unaudited)       (unaudited)
Cash flows from operating activities:
  Net loss                                     $      (60,850)   $      (26,849)

  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Issuance of warrants for services                      -             9,400
     Change in assets and liabilities:
        Prepaid expenses                                2,465                 -
        Accounts payable                               57,350            17,221
                                                --------------    --------------

  Net cash provided (used in) by continuing
   operations                                          (1,036)             (228)
                                                --------------    --------------

  Net cash provided (used in) by discontinued
   operations                                               -           230,928
                                                --------------    --------------


  Net cash provided (used in) by operating
   activities                                          (1,036)          230,700
                                                --------------    --------------


Cash flows from investing activities:
  Purchase of equipment                                     -                 -
                                                --------------    --------------

  Net cash used in investing activities                     -                 -
                                                --------------    --------------

Cash flows from financing activities:
  Net change in line of credit                              -           242,500
  Repayment of debt                                         -          (657,473)
                                                --------------    --------------

Net cash provided by (used in) financing
 activities                                                 -          (414,973)
                                                --------------    --------------

Net increase (decrease) in cash                        (1,036 )        (184,273)

Cash, beginning of period                               1,581           216,904
                                                --------------    --------------

Cash, end of period                            $          545    $       32,631
                                                ==============    ==============



Supplemental statement of cash flow
 information:
  Cash paid during the quarter for interest    $            -    $       35,923
  Cash paid during the quarter for taxes                    -                 -

Non-cash financing and investing activities:
  Warrants issued for services performed       $            -    $        9,400


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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2004. The results of operations for the three-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As previously reported in its Report on Form 10-KSB for the fiscal year ended March 31, 2004, as a result of a foreclosure action, the Company has no business operations and has negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors qualified their opinion on the Company's March 31, 2004 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company's ability to continue as a going concern.


2.   Foreclosure Action.

     As previously reported it its Report on Form 10-KSB, On February 24, 2004, GE Access foreclosed on and took possession of all of the assets of Prologic Management Systems, Inc. and the Company's BASIS, Inc. subsidiary, resulting in a consolidated balance sheet on February 29, 2004, showing zero tangible assets. As part of the foreclosure agreement, GE Access agreed to waive its deficiency claim against the Company subject to certain terms and conditions placed on the Company. This included compliance with the conditions of the foreclosure and representations by the Company as to asset disclosure. As of the date of this report, the Company believes it is in compliance with these terms and conditions.

     As of the date of this filing, the Company has no operations and no sources of revenue. The Company does not have any current agreements or plan to replace the assets or business units taken under the foreclosure action. Please note that the financial information contained herein is historical and should be not taken as any indication of any future performance.


3.   Creditor Legal Proceedings.

     As previously reported in its Report on Form 10-KSB for the year ended March 31, 2004, the Company is currently engaged with four creditors in legal proceedings. All of these actions were filed prior to February 24, 2004 foreclosure action (See Part II, Item 1 Legal Proceedings).


4.   Earnings Per Share

     FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three month periods ended June 30, 2004 and June 30, 2003, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 1,977,111, and 2,537,523, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.

5.   Stock-Based Compensation

     The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize employee related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using fair value measurement criteria. The Company has elected to account for its stock-based compensation plans under APB No. 25.


6.   Recently Issued Accounting Pronouncements

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

     In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of SFAS No. 150. The redeemable preferred stock does not meet the criteria for classification as liabilities in accordance with SFAS No. 150. Therefore, all of preferred stock that was previously presented between liabilities and equity on the balance sheet remains presented as such. The Company anticipates conversion of all its redeemable preferred stock into common stock by the end of the second quarter of fiscal 2005.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report on Form 10-QSB, which are not purely historical, are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended and the Securities Litigation Reform Act of 1995, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Action results could differ materially from the projected in any forward-looking statements as a result of a number of factors, including those detailed in "Risk Factors" below and elsewhere in this Report on Form 10-QSB. The forward-looking statements are made of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.


INTRODUCTION

     Prior to the foreclosure action in February of 2004, the Company provided systems integration services, technology products and related services. The majority of the Company's revenues were generated from systems integration and related product sales. However, as a result of this foreclosure, the Company ceased to have business operations. For additional information on the combined operating results of the Company and its subsidiary for the prior fiscal year, see the Consolidated Financial Statements of the Company and Notes thereto contain in the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004. The discussion should be read in conjunction with and is qualified in its entirety by the Consolidated Financial Statements of the Company and Notes thereto.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with maturity of three months or less when purchased.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

The carrying amount of accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The terms of notes payable and other long-term obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

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


RESULTS OF OPERATIONS

     General and Administrative. General and administrative expenses for the quarter ended June 30, 2004 were $60,850, as compared to $38,553 for the same period of the previous year. The increase in these expenses is attributable to the expenses related to the reorganization efforts for the Company.

     Operating Income (loss). Operating loss for the quarter ended June 30, 2004 was $60,850, as compared to an operating loss of $38,553 for the same period of the previous year.

     Interest Expense and Other Income. The interest expense and other income was $144, 457 for the same period of the previous year. Due to the insolvency of the Company, no interest expense was accrued for the current quarter ended June 30, 2004. Expenses for the prior year is composed primarily of interest incurred on the approximately $10 million in notes payable and advances payable and other short-term obligations.

     Income (Loss) from Continuing Operations. The loss from continued operations for the quarter ended June 30, 2004 was $60,850, as compared to $183,010 for the same period of the prior fiscal year.

     Income (Loss) from Discontinued Operations. The operating income from discontinued operations was $156,100 for the same period of the prior fiscal year.

     Income Taxes. The Company had no income tax expense for the first quarters of fiscal 2005 and 2004. As of June 30, 2004, the Company had Federal net operating loss carry forwards of approximately $12,175,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Loss. Net loss for the quarter ended June 30, 2004 was $60,850, or a loss of approximately $0.01 per share, compared to a loss of $26,850, or a loss of approximately $0.004 per share, for the same period of the previous year. The increase in net loss was due to the foreclosure action and the resultant loss of income from Discontinued Operations.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004 the Company had a working capital deficit of approximately $3,948,000 versus a deficit of approximately $3,869,000 at March 31, 2004. As a result of the working capital deficit at March 31, 2003 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at June 30, 2004 was $545.

     Cash used by continuing operations for the quarter ended June 30, 2004 was approximately $1,000 compared to cash used by continuing operations of $250 in the same period of the previous year. Cash provided by discontinued operations for the quarter ended June 30, 2003 was approximately $231,000. Total net cash used in operating activities for the quarter ended June 30, 2004 was approximately $1,000 compared to cash provided by operating activities of $231,000 in the same period of the previous year. Cash used in financing activities for the quarter ended June 30, 2003 was approximately $415,000.

     During the three months ended June 30, 2004, the Company did not purchase any capital equipment or software.

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

     At June 30, 2004, the Company had current debt obligations, or debt that will become due within twelve months, of $3,955,000. Of these obligations, approximately $950,000 are specific obligations of Prologic and the remaining $3,000,000 are related to the Company's operating subsidiary BASIS, Inc. and its former operating division Solid Systems. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations; conversion to equity; and any other means to eliminate the debt to allow the Company to attract additional capital. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.

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



RISK FACTORS

     An investment in the Company should be considered speculative, and to a high degree of risk. In addition to the other information contained in the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, prospective investors should carefully consider the following risk and speculation factors:

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

     Lack of Operating Capital. The Company does not have adequate working capital to execute it's current short term operating plans and is dependant on receiving capital and/or assistance from several of the Company's stockholders. Continued support from the shareholders is critical to the effective reorganization efforts of the Company and without this support, it is doubtful the Company would be able to execute its short-term plans.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of SFAS No. 150. The redeemable preferred stock does not meet the criteria for classification as liabilities in accordance with SFAS No. 150. Therefore, all of preferred stock that was previously presented between liabilities and equity on the balance sheet remains presented as such. The Company anticipates conversion of all its redeemable preferred stock into common stock by the end of the second quarter of fiscal 2005.

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


"SAFE HARBOR" Statement under the Private Securities Litigation Reform Act of
1995

     Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10-QSB for the quarter ended June 30, 2004. Except for the historical information contained herein, the matters discussed in this report on Form 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in market conditions, the anticipation of growth of certain market segments, the volatility inherent in the capital and financial markets, the Company's ability to manage acquisitions and attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein.

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



PART II.  Other Information

Item 1.  Legal Proceedings

         As previously reported, on August 1, 2000, certain holders of the Company's Series B Convertible Preferred Stock filed an action in the Arizona Superior Court, Pima County (Pace Investment Co., Inc., et al.
         v. Prologic Management Systems, Inc., CV 20003999). The Company filed a counterclaim against the Plaintiffs, petitioning the court to, amongst other things, affirm the Company's position and deny the Plaintiffs' claims. During the prior fiscal year, the parties agreed to dismiss all claims without prejudice. The parties intend to resolve the dispute without the aide of the courts.

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

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         See Notes to Condensed Consolidated Financial Statements - Foreclosure Action.

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

             10.18   Employment Agreement of James M. Heim

         B.  Reports:

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

                                             PROLOGIC MANAGEMENT SYSTEMS, INC.



     DATED: August 14, 2004                  By: /s/  James M. Heim
                                                 -------------------------------
                                                      James M. Heim
                                                      Chief Executive Officer