Form 10QSB
period 2004-09-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2004-11-10
CIK 938320

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004


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

                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes ___X___       No________.



Number of shares of common stock outstanding on September 30, 2004 was 7,275,048.


Transitional Small Business Disclosure Format:
                            Yes _____; No ___X___

                        Prologic Management Systems, Inc.

                                      Index


                                                                          PAGE

Part I.                    FINANCIAL INFORMATION                              3

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2004
          (unaudited) and  March 31, 2004                                     3

          Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended September 30, 2004 (unaudited)
          and September 30, 2003 (unaudited)                                  4

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended September 30, 2004 (unaudited)
          and September 30, 2003 (unaudited)                                  5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                  8

Item 3.   Controls and Procedures                                            12

Part II.  OTHER INFORMATION                                                  12

Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities                                              13

Item 3.   Defaults upon Senior Securities                                    13

Item 4.   Submission of Matters to a Vote by Security Holders                13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                   13

PART I.  FINANCIAL INFORMATION

ITEM  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   SEPTEMBER 30,    MARCH 31,
                                                                                        2004          2004
                                                                                    -----------    -----------
ASSETS                                                                              (unaudited)

Current assets:
   Cash                                                                             $       943    $     1,581
   Prepaid expenses                                                                                      8,782
                                                                                    -----------    -----------
TOTAL ASSETS                                                                        $       943    $    10,363
                                                                                    ===========    ===========
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
 Current liabilities:
   Accounts payable                                                                 $ 1,668,625    $ 1,632,612
   Notes payable                                                                      1,131,756      1,131,756
   Sales tax payable                                                                    375,936        375,936
   Accrued expenses                                                                     609,985        559,987
   Accrued dividends                                                                    215,376        178,700
                                                                                    -----------    -----------
Total liabilities                                                                     4,001,678      3,878,991
                                                                                    -----------    -----------
Preferred stock:
   Series A cumulative convertible preferred stock, no par value, 16,667 shares
     authorized, 16,667 shares issued and outstanding                                   100,000        100,000
   Series B cumulative convertible preferred stock, no par value, 100,000
     shares authorized, 9,500 shares issued and outstanding                              68,588         68,588
   Series C cumulative convertible preferred stock, no par, 100,000 shares
     authorized, 55,850 shares issued and outstanding                                   558,500        558,500
                                                                                    -----------    -----------
                                                                                        727,088        727,088
                                                                                    -----------    -----------
Stockholders' deficit:
   Common stock, no par value,  50,000,000 shares  authorized,  7,275,048 shares issued and outstanding at September 30, 2004 and March 31, 2004
                                                                                     10,205,073     10,205,073
   Warrants                                                                             970,766        970,766
   Accumulated deficit                                                              (15,903,662)   (15,771,555)
                                                                                    -----------    -----------
Total stockholders' deficit                                                          (4,727,823)    (4,595,716)
                                                                                    ===========    ===========
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
                                                                                    $       943    $    10,363
                                                                                    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                 2004            2003           2004            2003
                                             ------------    ------------    -----------     -----------
                                             (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUE:

OPERATING EXPENSES:
    General and administrative                    34,581          31,352          95,431          69,905
Total operating expenses                          34,581          31,352          95,431          69,905

                   OPERATING LOSS                (34,581)        (31,352)        (95,431)        (69,905)
                                             -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSE):
    Interest expense                                --          (112,162)           --          (256,644)
    Other income (expense)                          --              --              --                25
                                             -----------     -----------     -----------     -----------
Total other income (expense)                        --          (112,162)           --          (256,619)

   LOSS BEFORE INCOME TAXES AND
     DISCONTINUED OPERATIONS                     (34,581)       (143,514)        (95,431)       (326,524)

    INCOME TAX (BENEFIT) PROVISION                  --              --              --              --

    LOSS FROM CONTINUING OPERATIONS              (34,581)       (143,514)        (95,431)       (326,524)

    LOSS FROM DISCONTINUED OPERATIONS               --          (506,181)           --          (350,021)
                                             -----------     -----------     -----------     -----------
           NET LOSS                              (34,581)       (649,695)        (95,431)       (676,545)
                                             ============    ===========     ===========     ===========

Preferred stock dividend                         (18,338)        (18,338)        (36,676)        (36,676)

NET LOSS AVAILABLE TO COMMON
    STOCKHOLDERS                             $   (52,919)    $  (668,033)    $  (132,107)    $  (713,221)
                                             ============    ===========     ===========     ===========
Weighted average number of common shares:
    Basic and diluted                          7,275,048       7,275,048       7,275,048       7,275,048
                                             ============    ===========     ===========     ===========
Loss per common share:
    Basic and diluted                        $     (0.01)    $     (0.09)    $     (0.02)    $     (0.10)
                                             ============    ===========     ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                                        2004         2003
                                                                     -----------  -----------
                                                                     (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (95,431)    $(676,548)

   Adjustments  to  reconcile  net  loss  to  net  cash  provided by  operating
      Activities:
        Issuance of warrants for services                                 --           9,400
        Change in assets and liabilities:
          Prepaid expenses                                               8,782          --
          Accounts payable                                              86,011         8,726
                                                                     ---------     ---------
   Net cash provided by (used in) continuing operations                   (638)     (658,422)
                                                                     ---------     ---------
   Net cash provided by (used in) discontinued operations                 --         227,092
                                                                     ---------     ---------
Net cash provided (used in) by operating activities                       (638)     (431,330)
                                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                  --          (3,170)
                                                                     ---------     ---------
Net cash used in investing activities                                     --          (3,170)
                                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line of credit
                                                                          --         405,000
   Proceeds from debt                                                     --          91,120
                                                                     ---------     ---------
Net cash provided by (used in) financing activities                       --         496,120
                                                                     ---------     ---------
Net increase (decrease) in cash                                           (638)       61,620

Cash, beginning of period                                                1,581       216,904
                                                                     ---------     ---------
Cash, end of period                                                  $     943     $ 278,524
                                                                     =========     =========
SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION:
   Cash paid during the quarter for interest                         $    --       $  45,044
   Cash paid during the quarter for taxes                                 --            --

NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Warrants issued for services performed                            $    --       $   9,400




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

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2004. The results of operations for the three-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.       Foreclosure Action.

         As previously reported in its Report on Form 10-KSB, On February 24, 2004, GE Access foreclosed on and took possession of all of the assets of Prologic Management Systems, Inc. and the Company's BASIS, Inc. subsidiary, resulting in a consolidated balance sheet on February 29, 2004, showing zero tangible assets. As part of the foreclosure agreement, GE Access agreed to waive its deficiency claim against the Company subject to certain terms and conditions placed on the Company. This included compliance with the conditions of the foreclosure and representations by the Company as to asset disclosure. As of the date of this report, the Company believes it is in compliance with these terms and conditions and that the deficiency claim should be released under the terms and conditions of the foreclosure agreement.

         As of the date of this filing, the Company has no operations and no sources of revenue. The Company does not have any current agreements or plan to replace the assets or business units taken under the foreclosure action. Please note that the financial information contained herein is historical and should be not taken as any indication of any future performance.

         The Company continues to negotiate its obligations with the individual creditors. Management is considering a liquidation of its BASIS subsidiary through Chapter 7 of the United States Bankruptcy Code. The ultimate settlement of the obligations may result in amounts different than the carrying values at September 30, 2004.



3. Creditor Legal Proceedings.

         As previously reported in its Report on Form 10-KSB for the year ended March 31, 2004, the Company is currently engaged with four creditors in legal proceedings. All of these actions were filed prior to February 24, 2004 foreclosure action (SEE PART II, ITEM 1 LEGAL PROCEEDINGS).

4.       Earnings Per Share

         FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three month periods ended September 30, 2004 and September 30, 2003, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 1,977,111, and 2,167,411, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.


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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

DEFERRED INCOME TAX ASSETS

    Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $4,780,000 deferred income tax asset at September 30, 2004, related primarily to net operating loss carryforwards at September 30, 2004. Management determined that because the Company has divested of all of its revenue generating operations, there is a significant uncertainty relative to the Company's prospective to generate future taxable income. Therefore, it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward. The full deferred income tax asset is offset by an equal valuation allowance. If the Company begins to generate taxable income, Management may determine that some, if not all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

CARRYING VALUE OF OBLIGATIONS

    Management is contemplating a liquidation of its BASIS subsidiary through Chapter 7 of the United States Bankruptcy Code. The BASIS subsidiary has obligations of approximately $3,000,000 at September 30, 2004. Should the settled these obligations in a liquidation or otherwise, the ultimate settlement amounts could vary significantly from the carrying value of the obligations. The carrying value of the obligations at September 30, 2004, represent management's estimate of the obligation amounts considering the original liability and considers other factors such as potential methods of settling the obligation based on communications with the creditors. The Company wrote off certain obligations to the primary creditor in the year ended March 31, 2004. The creditor has agreed to waive its deficiency claim against the Company subject to certain terms and conditions placed on the Company. This includes compliance with the conditions of the foreclosure and representations by the Company as to asset disclosure. Management believes that the Company has complied with these terms and conditions. The Company does not have knowledge of an amount of a potential deficiency claim. However, on the basis of the net book value of assets and liabilities at the time of the disclosure, the deficiency could be $6,000,000.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter ended September 30, 2004 were $34,581, as compared to $31,352 for the same period of the previous year. The increase in these expenses is attributable to the expenses related to the reorganization efforts for the Company.

         OPERATING INCOME (LOSS). Operating loss for the quarter ended September 30, 2004 was $34,581, as compared to an operating loss of $31,352 for the same period of the previous year.

         INTEREST EXPENSE AND OTHER INCOME. The interest expense and other income was $112,162 for the same period of the previous year. Due to the insolvency of the Company, no interest expense was accrued for the current quarter ended September 30, 2004. Expenses for the prior year is composed primarily of interest incurred on the approximately $10 million in notes payable and advances payable and other short-term obligations.

         INCOME (LOSS) FROM CONTINUING OPERATIONS. The loss from continued operations for the quarter ended September 30, 2004 was $34,581, as compared to $143,514 for the same period of the prior fiscal year.

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The operating loss from discontinued operations was $506,181 for the same period of the prior fiscal year.

         INCOME TAXES. The Company had no income tax expense for the first and second quarters of fiscal 2005 and 2004. As of September 30, 2004, the Company had Federal net operating loss carry forwards of approximately $12,210,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         NET LOSS. Net loss for the quarter ended September 30, 2004 was $34,581, or a loss of approximately $0.01 per share, compared to a loss of $649,695, or a loss of approximately $0.09 per share, for the same period of the previous year. The increase in net loss was due to the foreclosure action and the resultant loss of income from Discontinued Operations.


SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first six months of fiscal 2005 were $95,431, as compared to $69,905 for the same period of the previous year. The increase in these expenses is attributable to the expenses related to the reorganization efforts for the Company.

         OPERATING INCOME (LOSS). Operating loss for the first six months of fiscal 2005 was $95,431, as compared to an operating loss of $69,905 for the same period of the previous year.

         INTEREST EXPENSE AND OTHER INCOME. The interest expense and other income was $256,619 for the same period of the previous year. Due to the insolvency of the Company, no interest expense was accrued for the first six months of fiscal 2005. Expenses for the prior year is composed primarily of interest incurred on the approximately $10 million in notes payable and advances payable and other short-term obligations.

         INCOME (LOSS) FROM CONTINUING OPERATIONS. The loss from continued operations for the first six months of fiscal 2005 was $95,431, as compared to $326,524 for the same period of the prior fiscal year.

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The operating loss from discontinued operations was $350,021 for the same period of the prior fiscal year.

         INCOME TAXES. The Company had no income tax expense for the first and second quarters of fiscal 2005 and 2004. As of September 30, 2004, the Company had Federal net operating loss carry forwards of approximately $12,210,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

NET LOSS. Net loss for the first six months of fiscal 2005 was $95,431, or a loss of approximately $0.02 per share, compared to a loss of $676,545, or a loss of approximately $0.10 per share, for the same period of the previous year. The increase in net loss was due to the foreclosure action and the resultant loss of income from Discontinued Operations.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004 the Company had a working capital deficit of approximately $4,001,000 versus a deficit of approximately $3,869,000 at March 31, 2004. As a result of the working capital deficit at March 31, 2003 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at September 30, 2004 was $943.
         Cash used by continuing operations for the six months ended September 30, 2004 was $638 compared to cash used by continuing operations of $658,422 in the same period of the previous year. Cash provided by discontinued operations for the six months ended September 30, 2003 was $227,092. Total net cash used in operating activities for the six months ended September 30, 2004 was $638 compared to cash used by operating activities of $431,330 in the same period of the previous year. Cash provided by financing activities for the six months ended September 30, 2003 was $496,120.

         During the six months ended September 30, 2003, the Company purchased $3,170 of capital equipment or software.

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

         At September 30, 2004, the Company had current debt obligations, or debt that will become due within twelve months, of $4,001,000. Of these obligations, approximately $1,000,000 are specific obligations of Prologic and the remaining $3,000,000 are related to the Company's operating subsidiary BASIS, Inc. and its former operating division Solid Systems. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations; conversion to equity; and any other means to eliminate the debt to allow the Company to attract additional capital. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.


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

         LACK OF OPERATING CAPITAL. The Company does not have adequate working capital to execute it's current short term operating plans and is dependant on receiving capital and/or assistance from several of the Company's stockholders. Continued support from the shareholders is critical to the effective reorganization efforts of the Company and without this support, it is doubtful the Company would be able to execute its short-term plans. During the first two fiscal quarters ended September 30, 2004, shareholders have provided approximately $90,000 in services and payments made on behalf of the Company.


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

                                        PROLOGIC MANAGEMENT SYSTEMS, INC.



        DATED: November 10, 2004        By:     /S/  JAMES M. HEIM
                                              --------------------------------
                                                            James M. Heim
                                                   Chief Executive Officer