Form 10QSB
period 2004-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2005-02-11
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2004


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
Yes  X    No
    ---      ---.


Number of shares of common stock outstanding on December 31, 2004 was 7,275,048.


Transitional Small Business Disclosure Format:
                                                 Yes      ; No    X
                                                     -----     -------

                        Prologic Management Systems, Inc.

                                      Index


                                                                                                 Page
                                                                                                 ----

Part I.                    FINANCIAL INFORMATION                                                  3

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at December 31, 2004 (unaudited) and
          March 31, 2004                                                                          3

          Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
          December 31, 2004 (unaudited) and December 31, 2003 (unaudited)                         4

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          December 31, 2004 (unaudited) and December 31, 2003 (unaudited)                         5

          Notes to Condensed Consolidated Financial Statements                                    6

Item 2.   Management's Discussion and Analysis of Results of Operations and                       8
          Financial Condition

Item 3.   Controls and Procedures                                                                13

Part II.  OTHER INFORMATION                                                                      13

Item 1.   Legal Proceedings                                                                      13

Item 2.   Changes in Securities                                                                  13

Item 3.   Defaults upon Senior Securities                                                        13

Item 4.   Submission of Matters to a Vote by Security Holders                                    14

Item 5.   Other Information                                                                      14

Item 6.   Exhibits and Reports on Form 8-K                                                       14

SIGNATURES                                                                                       14


PART I.  Financial Information

ITEM  1.  Condensed Consolidated Financial Statements

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                     December 31,        March 31,
                                                                                         2004               2004
                                                                                    ----------------    --------------
ASSETS                                                                                (unaudited)

Current assets:
   Cash                                                                           $             943   $         1,581
   Prepaid expenses                                                                                             8,782
                                                                                    ----------------    --------------



TOTAL ASSETS                                                                      $             943   $        10,363
                                                                                    ----------------    --------------

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Accounts payable                                                               $       1,678,344   $     1,632,612
   Notes payable                                                                          1,131,756         1,131,756
   Sales tax payable                                                                        375,936           375,936
   Accrued expenses                                                                         639,985           559,987
   Accrued dividends                                                                        233,714           178,700
                                                                                            -------           -------

Total liabilities                                                                         4,059,735         3,878,991
                                                                                    ----------------    --------------



Preferred stock:
   Series A cumulative convertible preferred stock, no par value, 16,667 shares
     authorized, 16,667 shares issued and outstanding                                       100,000           100,000
   Series B cumulative convertible preferred stock, no par value, 100,000
     shares authorized, 9,500 shares issued and outstanding                                  68,588            68,588
   Series C cumulative convertible preferred stock, no par, 100,000 shares
     authorized, 55,850 shares issued and outstanding                                       558,500           558,500
                                                                                            -------           -------

                                                                                            727,088           727,088
                                                                                    ----------------    --------------
Stockholders' deficit:
   Common stock, no par value, 50,000,000 shares authorized, 7,275,048 shares issued and outstanding at December 31, 2004 and March 31, 2004
                                                                                         10,205,073        10,205,073
   Warrants                                                                                 970,766           970,766
   Accumulated deficit                                                                  (15,961,719 )     (15,771,555 )
                                                                                    ----------------    --------------

Total stockholders' deficit                                                              (4,785,880 )      (4,595,716 )
                                                                                    ----------------    --------------
                                                                                    ----------------    --------------

Total liabilities, preferred stock and stockholders' deficit
                                                                                  $             943   $        10,363

                                                                                    ================    ==============


     See accompanying notes to condensed consolidated financial statements.



               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three Months Ended                  Nine Months Ended
                                                                 December 31,                       December 31,
                                                            2004              2003             2004              2003
                                                        --------------    -------------    --------------    --------------
                                                         (unaudited)       (unaudited)       (unaudited)       (unaudited)
Revenue:

Operating expenses:
    General and administrative                                 39,689           22,325           135,178            92,230
                                                        --------------    -------------    --------------    --------------
Total operating expenses                                       39,689           22,325           135,178            92,230

                   Operating loss                            (39,689)         (22,325)         (135,178)          (92,230)
                                                        --------------    -------------    --------------    --------------

Other income (expense):
    Interest expense                                                -        (117,977)                 -         (374,621)
    Other income (expense)                                          -                -                 -                25
                                                        --------------    -------------    --------------    --------------
Total other income (expense)                                        -        (117,977)                 -         (374,596)

   Loss Before Income Taxes and
     Discontinued Operations                                 (39,689)        (140,302)         (135,178)         (466,826)

    Income Tax (Benefit) Provision                                  -                -                 -                 -

    Loss from Continuing Operations                          (39,689)        (140,302)         (135,178)         (466,826)

    Loss from Discontinued Operations                               -        (173,177)                 -         (523,199)
                                                        --------------    -------------    --------------    --------------


           Net loss                                          (39,689)        (313,479)        (135,178)        (990,025)
                                                        --------------    -------------    --------------    --------------



Preferred stock dividend                                     (18,338)         (18,338)          (55,014)          (36,675)

Net Loss available to Common
    Stockholders                                     $       (58,027)  $     (331,817)  $      (190,192)  $    (1,026,700)
                                                        --------------    -------------    --------------    --------------


Weighted average number of common shares:
    Basic and diluted                                       7,275,048        7,275,048         7,275,048         7,275,048
                                                        --------------    -------------    --------------    --------------

Loss per common share:
    Basic and diluted                                $         (0.01)  $        (0.05)  $         (0.03)  $         (0.14)
                                                        --------------    -------------    --------------    --------------

                          See accompanying notes to condensed consolidated financial statements.

               PROLOGIC MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH                                                                  Nine Months Ended December
                                                                                               2004              2003
                                                                                           -------------     -------------
                                                                                            (unaudited)       (unaudited)
Cash flows from operating activities:
   Net loss                                                                              $    (135,178) $       (990,025)

   Adjustments to reconcile net loss to net cash provided by operating
      Activities:
        Issuance of warrants for services                                                             -             9,400
        Change in assets and liabilities:
          Prepaid expenses                                                                        8,782                 -
          Accounts payable                                                                      125,758             3,728
                                                                                                -------             -----

   Net cash provided by (used in) continuing operations                                           (638)         (976,897)
                                                                                           -------------     -------------


   Net cash provided by (used in) discontinued operations                                             -           766,696
                                                                                           -------------     -------------



Net cash provided (used in) by operating activities                                               (638)         (210,201)
                                                                                           -------------     -------------


Cash flows from investing activities:
   Purchase of equipment                                                                              -           (3,170)
                                                                                           -------------     -------------

Net cash used in investing activities                                                                 -           (3,170)
                                                                                           -------------     -------------

Cash flows from financing activities:
   Net change in line of credit
                                                                                                      -          405,000
   Repayment of debt                                                                                  -           (7,748)
                                                                                           -------------     -------------

Net cash provided by (used in) financing activities                                                   -           397,252
                                                                                           -------------     -------------

Net increase (decrease) in cash                                                                    (638 )         183,881

Cash, beginning of period                                                                         1,581           216,904
                                                                                           -------------     -------------


Cash, end of period                                                                      $          943    $      400,785
                                                                                           =============     =============



Supplemental statement of cash flow information:
   Cash paid during the quarter for interest                                             $            -    $       60,621
   Cash paid during the quarter for taxes                                                             -                 -

Non-cash financing and investing activities:
   Warrants issued for services performed                                                $            -    $        9,400


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

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2004. The results of operations for the three-month periods ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. Foreclosure Action and Dissolution.

         As previously reported in its Report on Form 10-KSB, On February 24, 2004, GE Access foreclosed on and took possession of all of the assets of Prologic Management Systems, Inc. and the Company's BASIS, Inc. subsidiary, resulting in a consolidated balance sheet on February 29, 2004, showing zero tangible assets. As part of the foreclosure agreement, GE Access agreed to waive its deficiency claim against the Company subject to certain terms and conditions placed on the Company. This included compliance with the conditions of the foreclosure and representations by the Company as to asset disclosure. Management believes that the Company has complied with these terms and conditions and has received confirmation from this creditor to that effect.

         As of the date of this filing, the Company has no operations and no sources of revenue. The Company does not have any current agreements or plan to replace the assets or business units taken under the foreclosure action. Please note that the financial information contained herein is historical and should be not taken as any indication of any future performance.

         On November 24, 2004, the Company received notice from the Arizona Corporation Commission in and for the State of Arizona that the corporate charter of BASIS, an Arizona corporation, a wholly owned subsidiary of the Company, would be dissolved administratively because of a delinquent Annual Report. BASIS is not operating and has not conducted any business since February of 2004. BASIS has no assets. As a result, the Company does not presently intend to oppose the dissolution of BASIS by the Arizona Corporation Commission. As of December 31, 2004, the BASIS subsidiary had obligations of approximately $3,000,000. The Company will contest any assertion that it has liability for the debt obligations of BASIS.

         Prologic Management Systems, the parent corporation, had direct obligations of approximately $1,000,000 at December 31, 2004. The Company continues to negotiate its obligations with the individual creditors. In addition, the Company is reviewing its options for reorganization under the United States Bankruptcy Code. Should these obligations be settled in a liquidation or otherwise, the ultimate settlement amounts could vary significantly from the carrying value of the obligations. The carrying value of the obligations at December 31, 2004, represent management's estimate of the obligation amounts considering the original liability and considers other factors such as potential methods of settling the obligation based on communications with the creditors.

3. Creditor Legal Proceedings.

         As previously reported in its Report on Form 10-KSB for the year ended March 31, 2004, the Company is currently engaged with four creditors in legal proceedings. All of these actions were filed prior to February 24, 2004 foreclosure action (See Part II, Item 1 Legal Proceedings).

4. Earnings Per Share

         FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three month periods ended December 31, 2004 and December 31, 2003, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 1,702,111, and 2,167,411, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.

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



CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Deferred Income Tax Assets

    Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $4,800,000 deferred income tax asset at December 31, 2004, related primarily to net operating loss carryforwards at December 31, 2004. Management determined that because the Company has divested of all of its revenue generating operations, there is a significant uncertainty relative to the Company's prospective to generate future taxable income. Therefore, it was not appropriate to recognize a deferred income tax asset related to the net operating loss carryforward. The full deferred income tax asset is offset by an equal valuation allowance. If the Company begins to generate taxable income, Management may determine that some, if not all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

Carrying Value of Obligations

    On November 24, 2004, the Company received notice from the Arizona Corporation Commission in and for the State of Arizona that the corporate charter of BASIS, an Arizona corporation, a wholly owned subsidiary of the Company, would be dissolved administratively because of a delinquent Annual Report. BASIS is not operating and has not conducted any business since February of 2004. BASIS has no assets. As a result, the Company does not presently intend to oppose the dissolution of BASIS by the Arizona Corporation Commission. As of December 31, 2004, the BASIS subsidiary had obligations of approximately $3,000,000. The Company will contest any assertion that it has liability for the debt obligations of BASIS.

    Prologic Management Systems, the parent corporation, had direct obligations of approximately $1,000,000 at December 31, 2004. The Company continues to negotiate its obligations with the individual creditors. In addition, the Company is reviewing its options for reorganization under the United States Bankruptcy Code. Should these obligations be settled in a liquidation or otherwise, the ultimate settlement amounts could vary significantly from the carrying value of the obligations. The carrying value of the obligations at December 31, 2004, represent management's estimate of the obligation amounts considering the original liability and considers other factors such as potential methods of settling the obligation based on communications with the creditors.

    The Company wrote off certain obligations to the primary creditor in the year ended March 31, 2004. The creditor agreed to waive its deficiency claim against the Company subject to certain terms and conditions placed on the Company. This includes compliance with the conditions of the foreclosure and representations by the Company as to asset disclosure. Management believes that the Company has complied with these terms and conditions and has received confirmation from this creditor to that effect.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 and 2003

         General and Administrative. General and administrative expenses for the third quarter ended December 31, 2004 were $39,689, as compared to $22,325 for the same period of the previous year. The increase in these expenses is attributable to the expenses related to the reorganization efforts for the Company.

         Operating Income (loss). Operating loss for the quarter ended December 31, 2004 was $39,689, as compared to an operating loss of $22,325 for the same period of the previous year.

         Interest Expense and Other Income. The interest expense and other income was $117,977 for the same period of the previous year. Due to the insolvency of the Company, no interest expense was accrued for the current quarter ended December 31, 2004. Expenses for the prior year is composed primarily of interest incurred on the approximately $10 million in notes payable and advances payable and other short-term obligations.

         Income (Loss) from Continuing Operations. The loss from continued operations for the quarter ended December 31, 2004 was $39,689, as compared to $140,302 for the same period of the prior fiscal year.

         Income (Loss) from Discontinued Operations. The operating loss from discontinued operations was $173,177 for the same period of the prior fiscal year.

         Income Taxes. The Company had no income tax expense for the first three quarters of fiscal 2005 and 2004. As of December 31, 2004, the Company had Federal net operating loss carry forwards of approximately $12,250,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Loss. Net loss for the quarter ended December 31, 2004 was $39,689, or a loss of approximately $0.01 per share, compared to a loss of $313,479, or a loss of approximately $0.05 per share, for the same period of the previous year. The increase in net loss was due to the foreclosure action and the resultant loss of income from Discontinued Operations.


Nine Months Ended December 31, 2004 and 2003
--------------------------------------------

         General and Administrative. General and administrative expenses for the first nine months of fiscal 2005 were $135,178, as compared to $92,230 for the same period of the previous year. The increase in these expenses is attributable to the expenses related to the reorganization efforts for the Company.

         Operating Income (loss). Operating loss for the first nine months of fiscal 2005 was $135,178, as compared to an operating loss of $92,230 for the same period of the previous year.

         Interest Expense and Other Income. The interest expense and other income was $374,596 for the same period of the previous year. Due to the insolvency of the Company, no interest expense was accrued for the first nine months of fiscal 2005. Expenses for the prior year is composed primarily of interest incurred on the approximately $10 million in notes payable and advances payable and other short-term obligations.

         Income (Loss) from Continuing Operations. The loss from continued operations for the first nine months of fiscal 2005 was $135,178, as compared to $466,826 for the same period of the prior fiscal year.

         Income (Loss) from Discontinued Operations. The operating loss from discontinued operations was $523,199 for the same period of the prior fiscal year.

         Income Taxes. The Company had no income tax expense for the first three quarters of fiscal 2005 and 2004. As of December 31, 2004, the Company had Federal net operating loss carry forwards of approximately $12,250,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

Net Loss. Net loss for the first nine months of fiscal 2005 was $135,178, or a loss of approximately $0.03 per share, compared to a loss of $990,025, or a loss of approximately $0.14 per share, for the same period of the previous year. The increase in net loss was due to the foreclosure action and the resultant loss of income from Discontinued Operations.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004 the Company had a working capital deficit of approximately $4,059,000 versus a deficit of approximately $3,869,000 at March 31, 2004. As a result of the working capital deficit at March 31, 2004 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at December 31, 2004 was $943.
         Cash used by continuing operations for the nine months ended December 31, 2004 was $638 compared to cash used by continuing operations of $976,897 in the same period of the previous year. Cash provided by discontinued operations for the nine months ended December 31, 2003 was $766,696. Total net cash used in operating activities for the nine months ended December 31, 2004 was $638 compared to cash used by operating activities of $210,201 in the same period of the previous year. Cash provided by financing activities for the nine months ended December 31, 2003 was $397,252.

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

         At December 31, 2004, the Company had current debt obligations, or debt that will become due within twelve months, of $4,059,000. Of these obligations, approximately $1,000,000 are specific obligations of Prologic and the remaining $3,000,000 are related to the Company's operating subsidiary BASIS, Inc. and its former operating division Solid Systems. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations; conversion of debt to equity; effect a corporate dissolution and/or abandonment of corporate entities; and any other means to eliminate the debt to allow the Company to attract additional capital. See Note 2 to the Financial Statements "Foreclosure Action and Dissolution". The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.


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

         Lack of Operating Capital. The Company does not have adequate working capital to execute it's current short term operating plans and is dependant on receiving capital and/or assistance from several of the Company's stockholders. Continued support from the shareholders is critical to the effective reorganization efforts of the Company and without this support, it is doubtful the Company would be able to execute its short-term plans. During the first three fiscal quarters ended December 31, 2004, shareholders have provided approximately $125,000 in services and payments made on behalf of the Company.


"SAFE HARBOR" Statement under the Private Securities Litigation Reform Act of
1995

         Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10-QSB for the quarter ended December 31, 2004. Except for the historical information contained herein, the matters discussed in this report on Form 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in market conditions, the anticipation of growth of certain market segments, the volatility inherent in the capital and financial markets, the Company's ability to manage acquisitions and attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein.

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

                                          PROLOGIC MANAGEMENT SYSTEMS, INC.



        DATED: February 10, 2005          By:     /s/  James M. Heim
                                                ------------------------------
                                                       James M. Heim
                                                       Chief Executive Officer