Form 10KSB
period 2005-03-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2005-08-04
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2005.

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's had no revenue for its most recent fiscal year.

As of June 1, 2005, the aggregate market value of 5,503,993 shares of voting stock held by non-affiliates of the issuer (calculated using the reported closing sale price of the common stock on the OTC Bulletin Board) was $110,080. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

Number of shares of common stock outstanding on March 31, 2005 was 7,275,048.

Transitional Small Business Disclosure Format: Yes [ ]; No [X].

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

RECENT DEVELOPMENTS


Dissolution of BASIS, Inc.
--------------------------

     Effective March 24, 2005, the Corporate Charter of BASIS, Inc., a wholly owned subsidiary of the Company, was dissolved administratively by the Arizona Corporation Commission for the failure to file an annual report. Such action was anticipated as reported in the Company's 10QSB report filed for the period ending December 31, 2004. At the time of dissolution BASIS, Inc. ("BASIS"), was not conducting any business and had not conducted any business for over one year. All of the substantive, tangible and intangible assets of BASIS and Solid Systems, an operating division of BASIS, had been seized and foreclosed upon by a secured creditor on or about February 24, 2004 leaving approximately $3,000,000 of debt having been incurred by BASIS, Inc. with no assets from which payment could be made. By law, upon the dissolution of a corporation the ownership of any assets of the corporation pass, in trust, to its shareholders to be held and used to pay creditors of the dissolved corporation. Upon the dissolution of BASIS no assets passed to the Company because BASIS had no assets. The Company does not otherwise hold any assets of BASIS.

     BASIS, Inc. operated as distinctly separate entity with Solid Systems operating as a division of BASIS, Inc. The obligations of BASIS were based on services and products provided directly to BASIS and/or Solid Systems. Further, management is unaware of any transfers of any of these products or services to Prologic Management System, Inc. Management is unaware of any agreements and/or guarantees that were provided by Prologic Management Systems, Inc. Consequently, management does not believe that a creditor of BASIS would be successful in asserting that the Company is to use any assets held by the Company to pay a claim owed a creditor of BASIS. The Company will contest any assertion that it has liability for the debt obligations of BASIS.

     As of March 31, 2005, subsequent to the dissolution of BASIS, the Company will have remaining approximately $1,358,000 of liabilities and obligations to third parties. The Company continues to negotiate its obligations with the individual creditors. In addition, the Company is reviewing its options for reorganization under the United States Bankruptcy Code. Should these obligations be settled in liquidation or otherwise, the ultimate settlement amounts could vary significantly from the carrying value of the obligations. The carrying value of the obligations at March 31, 2005, represent management's estimate of the obligation amounts considering the original liability and considers other factors such as potential methods of settling the obligation based on communications with the creditors. (See Liquidity and Capital Resources and Footnotes to Financial Statements).

ITEM 1. BUSINESS

General
-------

     Prologic Management Systems, Inc. (the "Company") is an Arizona corporation founded in 1984. As reported for the prior fiscal year, the Company and its wholly owned subsidiary, BASIS, Inc., were subject to foreclosure action in February of 2004. Prior to the foreclosure action, the Company provided systems integration services, technology products and related services through it's wholly owned subsidiary, BASIS, Inc. which had established sales and/or integration offices in Tucson, Arizona (BASIS), Emeryville, California (BASIS), Scottsdale, Arizona (BASIS), Portland, Oregon (BASIS), Houston, Texas (Solid Systems, a division of BASIS), Austin, Texas (Solid Systems, a division of BASIS), Dallas, Texas (Solid Systems, a division of BASIS), and New Orleans, Louisiana (Solid Systems, a division of BASIS). The assets located at these operating offices were taken under the foreclosure action.

     As a result of this foreclosure, the Company ceased to have any operating business or sources of revenue. Management is reviewing options regarding the solvency and creditor issues facing the Company as well as looking at potential business opportunities that may be appropriate for the Company's long-term growth strategy.

     As of the date of this filing, the Company has no operations and no sources of revenue. The Company does not have any current agreements or plan to replace the assets or business units taken under the foreclosure action in the prior fiscal year.

     The Company's corporate office is located at 4633 E. Broadway Blvd., Suite 110, Tucson, Arizona 85711 and its telephone number is (520) 955-4748.

         All of the information provided herein regarding the operations and the financial performance of the Company are provided for historical and financial reporting purposes. The operations and the respective performance for the fiscal year ending March 31, 2005, as well as prior fiscal years, will provide no basis for any future activities.


Employees
---------

     As of March 31, 2005, the Company had one employee serving as President and Chief Executive Officer.

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


ITEM 3. LEGAL PROCEEDINGS

     As previously reported, on August 1, 2000, certain holders of the Company's Series B Convertible Preferred Stock filed an action in the Arizona Superior Court, Pima County (Pace Investment Co., Inc., et al. v. Prologic Management Systems, Inc., CV 20003999). The Company filed a counterclaim against the Plaintiffs, petitioning the court to, amongst other things, affirm the Company's position and deny the Plaintiffs' claims. The parties have dismissed all claims without prejudice and intend to resolve the dispute without the aide of the courts.

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

     Avnet Computer Marketing Group v. Prologic Management systems, Inc., C20032814, Superior Court for the State of Arizona in and for the County of Pima, filed May 19, 2003. A complaint was filed by Avnet against Prologic to collect approximately $150,000 owed to Avnet. Prologic did not deny this debt and agreed to a stipulated judgment for the full debt owed in this matter. An Entry of Default was granted on January 13, 2004 for a total amount of $150,522, which includes costs and legal fees of $212.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

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

     The table below represents the high and low bid prices for the Company's common stock, as reported by the National Quotation Bureau, for the quarters ended June 30, 2003 through March 31, 2005. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

                                                          Common Stock
     Quarter Ended                                   High               Low
     -------------                                  -------           --------

     June 30, 2003                                   $0.30             $0.11
     September 30, 2003                              $0.20             $0.12
     December 31, 2003                               $0.30             $0.04
     March 31, 2004                                  $0.05             $0.01
     June 30, 2004                                   $0.07             $0.04
     September 30, 2004                              $0.04             $0.025
     December 31, 2004                               $0.03             $0.014
     March 31, 2005                                  $0.03             $0.011


     As of March 31, 2005, there were approximately 200 shareholders of record of the Company's common stock. The Company has neither declared nor paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. During the fiscal year ended March 31, 2005, no dividends were paid to holders of the Company's Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock.

Recent Sales of Unregistered Securities
---------------------------------------

     Fiscal Year Ended March 31, 2005
     --------------------------------

          1.   None.


     Fiscal Year Ended March 31, 2004
     --------------------------------

          1.   None.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS


General
-------

     Statements contained in this Annual Report on Form 10-KSB, which are not purely historical, are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended and the Securities Litigation Reform Act of 1995, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Action results could differ materially from thoseprojected in any forward-looking statements as a result of a number of factors, including those detailed in "Risk Factors" below and elsewhere in this Annual Report on Form 10-KSB. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.


Introduction
------------

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

Plan of Operations
------------------

     In light of the foreclosure action and subsequent dissolution of BASIS, Inc., the management focus is on trying to restructure the remaining debt on the balance sheet with the intent of converting a significant amount of the debt to equity. If this can be accomplished effectively and in a reasonable period of time, management would then consider the acquisition or merger with one or more companies, which would be a good candidate for the public entity. Currently, the board intends to work with existing shareholders in order to achieve these goals. However, it is likely that in conjunction with any such suitable acquisition or merger, the Company would likely need to raise capital to provide the necessary working capital for the consolidated entity. The Company has no commitments at this time from third parties for any such financing and/or any acquisitions or mergers.


Risk Factors
------------

     An investment in the Company should be considered speculative, and to a high degree of risk. In addition to the other information contained in the Annual Report on Form 10-KSB, prospective investors should carefully consider the following risk and speculation factors:

Unproven Plan of Operations. As a consequence of the change of control of the Registrant in March of 2004 and the foreclosure on the business assets and operations in the prior fiscal year, all efforts that were previously initiated in an attempt to develop a viable systems integration business have been abandoned at this time. In place thereof, the Company has adopted as a new plan of operations the strategy of reorganizing the Company's creditors and then attracting capital based on a new business operation. To date, the Company has no agreements or plans to acquire any new business operations. In the near term, the Company is focusing on continued timely SEC reporting and working with creditors. There can be no assurance that the intended business and operations of the Company will be successful. Any future success that the Company might enjoy will depend on many factors including factors which may be beyond the control of the Company, or which cannot be predicted at this time. The Company may encounter unforeseen difficulties or delays in the implementation of its plan of operations. There can be no assurance that such difficulties or delays will not have a material adverse effect upon the financial condition, business prospects and operations of the Company and the value of an investment in the Company. The value of an investment in the Company can also be adversely affected by a number of external factors, such as conditions prevailing in the securities markets and/or the economy generally. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the Company's securities will realize any return on their investment or that purchasers will not lose their entire investment.

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


Results of Operations
---------------------

     General and Administrative. General and administrative expenses were $173,012 for the fiscal year ended March 31, 2005, as compared to $111,282 for the same period of the prior fiscal year. The increase in these expenses is attributable to the foreclosure and subsequent creditor re-organization efforts during the current fiscal year. The Company expects general and administrative expenses to increase if it is successful in reorganizing the creditors, raising capital and executing a new business plan or completing an acquisition. (See Plan of Operations).

     Operating Income (Loss). Operating loss was $173,012 for the fiscal year ended March 31, 2005, as compared to a loss of $111,282 for the same period of the prior fiscal year. The increase in the operating loss is attributable to the foreclosure and subsequent creditor re-organization efforts during the current fiscal year.

     Interest Expense and Other Expense (Income). Interest expense and other expense (income) for the prior fiscal year ended March 31, 2004 was $544,597. The decrease is due to the Company's insolvency. Due to the Company's financial insolvency, no interest expense was accrued for the current fiscal year. In the prior fiscal year, interest was incurred on approximately $10 million in notes payable and other short term obligations.

     Income (Loss) from Continuing Operations. The loss from continuing operations for the fiscal year ended March 31, 2005 was $173,012 as compared to $655,879 for the same period of the prior fiscal year. The loss from continuing operations is composed primarily of interest incurred on the approximately $10.25 million in notes payable and advances payable to GE Access and other short-term obligations.

     Income (Loss) from Discontinued Operations. For the fiscal year ended March 31, 2004, the Company reported a loss from discontinued operations of $1,031,134,a gain from disposal of assets in discontinued business segments of $8,705,832 and a total gain from discontinued operations of $7,674,698. In connection with the corporate dissolution of Basis, Inc, the Company reported debt extinguishment income of $2,757,617 for the fiscal year ended March 31, 2005.

     Income Taxes. The Company had no income tax expense for the fiscal years ended March 31, 2005 and 2004. As of March 31, 2005, the Company had federal net operating loss carryforwards of approximately $11,500,000 (See Note 5 to the Consolidated Financial Statements for a further discussion of the loss carryforwards). The utilization of net operating loss carryforwards may be significantly limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.S. Treasury regulations thereunder.

     Net Income (Loss). The Company had net income of $2,584,605, or $0.34 per share, for the fiscal year ended March 31, 2005, as compared to net income of $7,018,818, or $0.95 per share, for the same period of the prior fiscal year. The income was a result of the one-time gain on the reduction in debt related to the dissolution of the Company's former subsidiary BASIS, Inc.


Liquidity and Capital Resources
-------------------------------

(See Recent Developments - Dissolution of BASIS, Inc.)

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

     During the fiscal year, the Corporate Charter of BASIS, Inc.("BASIS"), a wholly owned subsidiary of the Company, was dissolved administratively by the Arizona Corporation Commission for the failure to file an annual report. At the time of dissolution, BASIS was not conducting any business and had not conducted any business for over one year. All of the substantive, tangible and intangible assets of BASIS and Solid Systems, an operating division of BASIS, had been seized and foreclosed upon by a secured creditor on or about February 24, 2004 leaving approximately $3,000,000 of debt having been incurred by BASIS. with no assets from which payment could be made. By law, upon the dissolution of a corporation the ownership of any assets of the corporation pass, in trust, to its shareholders to be held and used to pay creditors of the dissolved corporation. Upon the dissolution of BASIS no assets passed to the Company because BASIS had no assets. The Company does not otherwise hold any assets of BASIS.

     BASIS operated as a distinctly separate entity with Solid Systems operating as a division of BASIS The obligations of BASIS were based on services and products provided directly to BASIS and/or Solid Systems. Further, management is unaware of any transfers of any of these products or services to Prologic Management Systems, Inc. Management is unaware of any agreements and/or guarantees that were provided by Prologic Management Systems, Inc. Consequently, management does not believe that a creditor of BASIS would be successful in asserting that the Company is to use any assets held by the Company to pay a claim owed a creditor of BASIS. The Company will contest any assertion that it has liability for the debt obligations of BASIS.

     Consequently, management does not believe that a creditor of BASIS would be successful in asserting that the Company is to use any assets held by the Company to pay a claim owed a creditor of BASIS. The Company will contest any assertion that it has liability for the debt obligations of BASIS.

     At March 31, 2005, the Company had a working capital deficit of approximately $2,084,000 versus a deficit of approximately $3,869,000 at March 31, 2004. The cash balance at March 31, 2005 was $341. As a result, the Company is evaluating the alternatives of reorganizing the creditors on a voluntary basis and/or having to place the Company under the protection of the Federal Bankruptcy Code.

     As a result of the working capital deficit and other factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

     Cash used by continuing operations for the fiscal year ended March 31, 2005 was approximately $1,200 compared to cash used by continuing operations of $417,000 in fiscal 2004. Cash provided by discontinued operations for the fiscal year ended March 31, 2004 was approximately $96,000. Total net cash used in operating activities for the fiscal year ended March 31, 2005 was approximately $1,200 compared to cash used by operating activities of $321,000 in fiscal 2004. The decrease in cash used for fiscal 2005 was primarily due to cessation of business operations related to BASIS, and its operating division, Solid Systems in the prior fiscal year. Cash used in investing activities was approximately $3,000 for the fiscal year ended March 31, 2004. The decrease was due to the cessation of business operations related to BASIS, and its operating division, Solid Systems in the prior fiscal year. Cash provided by financing activities for the fiscal year ended March 31, 2004 was approximately $109,000 for the fiscal year ended March 31, 2004. The decrease was due to the cessation of business operations related to BASIS, and its operating division, Solid Systems in the prior fiscal year.

     During fiscal year 2000, the Company authorized a class of securities designated Series C 10% Cumulative Convertible Preferred Stock, consisting of 100,000 shares with a Stated Value of $10.00 per share, a dividend rate of 10% and an Applicable Conversion Value of $2.25. On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred, including 37,500 shares to a related party and 37,500 shares to an entity in which officers of the Company had a majority interest, for an aggregate of $750,000, pursuant to two subscription agreements. Of the $750,000 in proceeds, $220,780 represented conversion of current debt from a related party, and $529,220 was subscribed to in cash. Including the conversion of debt, and $337,720 in cash payments, the Company has received $558,500, representing 55,850 shares of the Series C Preferred stock. Due to the ongoing disputes with several of the Series B Shareholders, the Company indefinitely extended the due date for the remaining $191,500. During fiscal year 2004, the Company canceled the subscription for the remaining $191,500.

     During fiscal 2001, the Company signed a settlement agreement with Sunburst Acquisitions IV, Inc. The settlement agreement resulted in 1,959,972 shares of the Company's common stock being returned to the Company and cancelled, and $100,000 in settlement expense cost reimbursement to be paid to Sunburst, of which, $25,000 was paid in cash and the Company executed a short-term promissory note for the remaining $75,000, bearing interest at 10% per annum. As of March 31, 2005, the principle balance of this note remains $75,000.

     In fiscal 1997, the Company borrowed $100,000 with an interest rate of 8% and a scheduled maturity date of June 30, 1997. Subsequently, the maturity date was extended with a revised interest rate of 2% per month plus 10,000 shares per month of restricted common stock. During fiscal 2000, the Company issued 120,000 shares of common stock as interest towards the note. In March 2000, the Company renegotiated the terms of the note and eliminated the common stock interest component. The replacement note is unsecured, in the amount of $164,500, which includes interest and expenses previously accrued, and bears interest at 3% per month. As of March 31, 2005, the remaining balance of this note, including principal and interest, was $54,190.

     During fiscal 1998 and 1997, the Company borrowed $365,000 in short-term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $65,000 in principle was repaid. The interest rate on the notes is 2% per month. As of March 31, 2005, the remaining balance of this note, including principal and interest, was $224,000.

     During fiscal 2005, the Company purchased no capital equipment or software.

     At March 31, 2005, the Company had current debt obligations, or debt that will become due within twelve months, of $1,358,000. Of these obligations, approximately $252,000 are accrued dividends and the remaining $1,106,000 are related to other obligations. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations; conversion to equity; and any other means to eliminate the debt to allow the Company to attract additional capital. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.


Critical Accounting Estimates
-----------------------------

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

Deferred Income Tax Assets. Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $3,004,000 deferred income tax asset related to net operating loss carryforwards at March 31, 2005. Management determined that because of the uncertainty of the Company to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

Liabilities Associated With the Winding Up of Operations. As reported in the annual report on Form 10-KSB for the fiscal year ended March 31, 2004, the Company entered into a foreclosure action with its primary creditor. As a result, substantially all of the Company's assets were transferred to the creditor. However, the Company has other creditors and commitments for which it presently has no ability to repay. The Company is attempting to negotiate repayment terms that may include conversion of debt to equity. The Company accrued approximately $200,000 at March 31, 2004 for lease settlements. Obligations may ultimately be settled at amounts different than the carrying amounts at March 31, 2005. However, Management believes that such settlements will not exceed the carrying amounts at March 31, 2005.

     Liabilities Associated With the Dissolution of a Subsidiary. As reported in this annual report on Form 10-KSB for the fiscal year ended March 31, 2005, the Corporate Chart of BASIS, Inc., a wholly owned subsidiary of the Company, was dissolved administratively by the Arizona Corporation Commission during the fiscal year. At the time of dissolution BASIS and Solid Systems, an operating division of BASIS, were not conducting any business and had not conducted any business for over one year. All of the substantive, tangible and intangible assets of BASIS, including those of its Solid Systems division had been seized and foreclosed upon by a secured creditor on or about February 24, 2004 leaving approximately $3,000,000 of debt having been incurred by BASIS with no assets from which payment could be made. By law, upon the dissolution of a corporation the ownership of any assets of the corporation pass, in trust, to its shareholders to be held and used to pay creditors of the dissolved corporation. Upon the dissolution of BASIS no assets passed to the Company because BASIS had no assets. The Company does not otherwise hold any assets of BASIS. BASIS, Inc. operated as a distinctly separate entity with Solid Systems operating as a division of BASIS, Inc. The obligations of BASIS were based on services and products provided directly to BASIS and/or Solid Systems. Further, management is unaware of any transfers of any of these products or services to Prologic Management System, Inc. Management is unaware of any agreements and/or guarantees that were provided by Prologic Management Systems, Inc. Consequently, management does not believe that a creditor of BASIS would be successful in asserting that the Company is to use any assets held by the Company to pay a claim owed a creditor of BASIS. The Company will contest any assertion that it has liability for the debt obligations of BASIS. Consequently, management does not believe that a creditor of BASIS would be successful in asserting that the Company is to use any assets held by the Company to pay a claim owed a creditor of BASIS. The Company will contest any assertion that it has liability for the debt obligations of BASIS.

Impairment of Long Lived Assets. In assessing the recoverability of long lived assets, including goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. In the prior fiscal year ended March 31, 2004, in conjunction with the foreclosure action, the Company wrote-off the remaining book value of all of the assets taken thereunder.


Recently Issued Accounting Pronouncements
-----------------------------------------

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


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

     Management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained elsewhere in this annual report on Form 10-KSB for the fiscal year ended March 31, 2005. Except for the historical information contained herein, the matters discussed in this report on Form 10-KSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in market conditions, the anticipation of growth of certain market segments, the volatility inherent in the capital and financial markets, the Company's ability to manage acquisitions and attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein.

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


Controls and Procedures
-----------------------

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

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information, as of March 31, 2005, concerning the names, ages, terms and positions with the members of the Company's Board of Directors and its executive officers and their respective business experience is set forth below. Each director has served continuously with the Company since his election as indicated below.

Name                          Age    Position                                 Term of Office
----                          ---    --------                                 --------------
James M. Heim (1)(2)          53     Chief Executive Officer and Director     2004 - Present
John W. Schauweker(1)(2)      44     Director                                 2004 - Present
James S. Nichols (2)          47     Director                                 2004 - Present

(1)  Member of Audit Committee.
(2)  Appointed to serve as Directors on March 19, 2004.

     JAMES M. HEIM, Chief Executive Officer and Director. Mr. Heim, 53, is a co-founder of Prologic and had served as a Director from 1984 to 2003. In addition, Mr. Heim served as Prologic's President from 1984 to 1999 and as its Chief Financial Officer from 1984 to 1995. Mr. Heim has over 20 years of business management experience and was responsible for capital raising, mergers and acquisitions, and other corporate activities. Mr. Heim holds both a Juris Doctor degree and a B.S. in Business Administration from the University of Arizona. In March of this year, Mr. Heim was appointed to the board and was elected to serve as the Company's President and Chief Executive Officer.

     JOHN W. SCHAUWEKER, Director. Mr. Schauweker, 44, who has served as a director since March of 2004 has worked in public accounting and in a variety of executive roles within the information technology and financial field for the past 20 years. Mr. Schauweker brings a depth of turn around experience and merger and acquisition experience to the Board. Mr. Schauweker is a CPA and currently is the General Partner for the venture fund Argus Partners, LP. Mr. Schauweker received a B.S. in Finance from the University of Houston at Clear Lake with Honors and is a member of the Texas Society of Certified Public Accountants.

     JAMES S. NICHOLS, Director. Mr. Nichols, 47, who has served as a Director since 2004 is a Senior Systems Engineering Executive with over twenty two years of experience in multiple areas of computer engineering and management including sales, support and service, business development, market area design, financial planning, re-engineering and team leadership with such companies as Texas Instruments, Vector Companies USA, Solid Systems and Kintera. Mr. Nichols received his B.S. in Mechanical Engineering from the University of Wyoming.

ITEM 10. EXECUTIVE COMPENSATION

     Information below sets forth certain information regarding business experience and compensation paid or awarded by the Company during the fiscal year ended March 31, 2005 to Mr. James M. Heim, the Company's Chief Executive Officer.

Summary Compensation Table

                               Annual Compensation     Long-term and Other Compensation
                               --------------------    --------------------------------
Name and Other
                      Year       Salary       Bonus    Stock Options/SARs(#)  All Other
                      ----     -----------    -----    ---------------------  ---------

James M. Heim(1),     2005     $120,000(2)     $0                0            $10,000(3)
President             2004     $ 20,651        $0                0            $37,500(4)
                      2003     $122,375        $0          250,000(5)         $ 2,700(6)

(1) On April 22, 2003, Mr. James M. Heim resigned his Officer and Board positions with Prologic Management Systems, Inc. and its BASIS, Inc. subsidiary. In March of 2004, Mr. Heim was appointed to the Board of Directors and was elected as President.

(2) During the fiscal year ended March 31, 2005, Mr. Heim deferred all of his wages under his employment agreement. As of the date of this report these obligations remain as payable to Mr. Heim.

(3) During the fiscal year ended March 31, 2005, Mr. Heim received $10,000 of payments that were due from the prior fiscal year under his prior employment agreement.

(4) During the fiscal year ended March 31, 2004, Mr. Heim received a $37,500 severance payment as approved by the Company's Board of Directors.

(5) During the fiscal year ended March 31, 2003, a total of 250,000 stock options were granted to Mr. Heim pursuant to his Employment Agreement with the Company as its Chief Executive Officer.

(6) During the fiscal year ended March 31, 2003, the Company paid premiums for Key Man Insurance on Mr. Heim.


Option Exercises and Holdings

The following table sets forth information concerning each exercise of a stock option during the fiscal year ended March 31, 2005 by each of the Named Executive Officers and the number and value of unexercised options at March 31, 2005.

                                                                                     Value of Unexercised
                 Number of                        Number of Shares Underlying        In-the-Money Options
                 Shares                           Unexercised Options at 03/31/05    at 03/31/05
Name             on Exercise    Value Realized    Exercisable/Unexercisable          Exercisable/Unexercisable
----             -----------    --------------    -------------------------          -------------------------

James M. Heim    0              $0                250,000 / 0                        $0 / $0

No Director or executive officer exercised any options during the fiscal year ended March 31, 2005.

Option Exercises

During the fiscal year, none of the executive officers identified in the Summary Compensation Table exercised any stock options, and, as of March 31, 2005, none held any in-the-money options.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders and Shareholders of Management
-----------------------------------------------------

The following table sets forth information, as of March 31, 2005, concerning the Common Stock beneficially owned by (i) each director of the Company (ii) the Company's Chief Executive Officer and its other executive officers, (iii) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all of the Company's directors and executive officers as a group.

Except as otherwise noted, the named individual beneficial owner has sole investment and voting power.

                                                                Shares
                                                                ------
                                          Title of Class     Beneficially     Percent
                                          --------------     ------------     -------
                                             of Stock          Owned (1)      of Class
                                             --------          ---------      --------
Name of Beneficial Owner
------------------------
James M. Heim & Marlene Heim(2)               Common           1,791,725       24.63%
Martin A. Diamond(3)                          Common             184,330        2.53%
John R. Jordon and Billie S. Jordan(4)        Common             441,300        6.07%
HFG Properties Ltd.(5)                        Common             909,349       12.50%
All Directors and Executive
 Officers as a group (2 persons)(6)           Common           1,976,055       27.16%

*    Less than 1%

(1) The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but are included in accordance with rules of the Securities and Exchange Commission ("SEC"). The shareholdings include, pursuant to rules of the SEC, shares of common stock subject to options or warrants which are presently exercisable or which may become exercisable within 60 days following March 31, 2005 ("exercisable options").

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

(3)  Comprised of 184,330 shares. Mr. Diamond is an Executive Officer.

(4)  Comprised of 441,300 shares.

(5) HFG Properties Ltd. is an Arizona limited partnership of which Mr. James M. Heim is a general partner.

(6) Comprised of 1,726,055 shares and 250,000 shares subject to exercisable options.

Equity Compensation Plan Information
------------------------------------
                                                                               Number of securities remaining
                          Number of securities to     Weighted average         available for future issuance
                          be issued upon exercise     exercise price of        under equity compensation
                          of outstanding options,     outstanding options,     plans (excluding securities
                          warrants and rights         warrants and rights      reflected in column(a))
Plan Category                       (a)                       (b)                           (c)
---------------------     -----------------------     --------------------     ------------------------------
Equity compensation
plans approved by
security holders                  660,000                     $0.47                        2,840,000

Equity compensation
plans not approved by
security holders                  826,666(1)                  $0.73                              ---
                          -----------------------     ----------------------    -----------------------------

                TOTAL           1,486,666                                                  2,480,900


(1) includes warrants issued as consideration for consulting and advisory services, as well as warrants issued as consideration in connection with the renegotiation of a note. The range of exercise prices for the warrants is $0.50 to $2.00 per share of common stock, and bear expiration dates ranging from May 2005 through March 2007.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred Stock, including 37,500 shares to HFG Properties, Ltd., an Arizona limited partnership of which Mr. Heim is a general partner, and 37,500 shares to Sonoita Resources, an Arizona limited liability company of which Mr. Heim and Mr. Metz are members, for an aggregate of $750,000, pursuant to two subscription agreements. In conjunction with a dispute involving holders of the Series B Preferred Stock, the Board of Directors indefinitely suspended one of the subscription agreements, which had an amount outstanding of $191,500. During the fiscal year ending March 31, 2004, the outstanding subscription agreement in the amount of $191,500 was canceled. Total amount of shares of the Series C Preferred Stock issued after the cancellation of the remaining subscription agreement was 55,850 shares for an aggregate consideration of $558,500.

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

     During the fiscal year ended March 31, 2005, Mr. Heim and Mr. Diamond, who are executive officers of the Company, provided approximately $40,000 in capital financing to the Company in the form of payments of current operating expenses. These expenditures were critical to the ongoing operations. These expenses included accounting, auditing, SEC reporting and general operating and administrative expenditures related to the efforts to re-organize the creditors and efforts to secure capital. In addition, Mr. Heim deferred all of the $120,000 of compensation due under his employment agreement with the Company. These obligations which have been incurred since the foreclosure action in the prior fiscal year will be treated as priority obligations by the Company.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.   Documents filed as part of this report:

     1. Financial Statements. The following financial statements filed as part of this report are listed on pages F-2 to F-22 and herein by reference:

     Financial Statements                                                   Page
     --------------------                                                   ----

     Report of Independent Public Accountants (March 31, 2005)               F-3

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

     3.2             Bylaws of the Company*
     4.2             Specimen of Common Stock Certificate*
     9.3             Materials Relating to the Purchase by Registrant of
                     Certain Assets from Solid Systems, Inc.**********
     10.15           1994 Stock Option Plan, Form of Incentive Agreement*
     10.16           Employment Agreement of James M. Heim*********
     10.17           Employment Agreement of John W. Olynick********
     10.20           Form of Stock Purchase Agreement, Promissory
                     Note and Escrow Agreement for July 31, 1994
                     Issuance of Common Stock*
     21              Subsidiaries***
     31              Certification Pursuant to 18 U.S.C. SECTION 1350 of
                     James M. Heim, Chief Executive Officer
     32              Certification Pursuant to 18 U.S.C. SECTION 1350 of
                     James M. Heim, Chief Executive Officer
     99.1            Consolidated Financial Statements

* Incorporated by reference to the corresponding exhibit number in the Company's Registration Statement on Form SB-2 (Commission file no. 33-89384-LA).
** Incorporated by reference to the corresponding exhibit number in the Company's Form 8-K filed on August 23, 1996.
*** Incorporated by reference to the corresponding exhibit number in the Company's Form 10-KSB filed on July 14, 1999.
**** Incorporated by reference to the corresponding exhibit number in the Company's Form 8-K filed on August 19, 1999.
***** Incorporated by reference to exhibit number 3.1 in the Company's Form 10-QSB filed on February 22, 2000.
****** Incorporated by reference to exhibit number 3.1(a) in the Company's Form 10-KSB filed on July 14, 2000.
******* Incorporated by reference to exhibit number 3.1(b) in the Company's Form 10-KSB filed on July 14, 2000.
******** Incorporated by reference to the corresponding exhibit number on the Company's Form 10-QSB filed on February 11, 2003.
********* Incorporated by reference to the corresponding exhibit number on the Company's Form 10-QSB filed on February 11, 2003.
**********Incorporated by
reference to the corresponding exhibit number on the Company's Form 10-QSB filed on August 19, 2002.


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

                                   PROLOGIC MANAGEMENT SYSTEMS, INC.

DATED: August 3, 2005               By: /s/ James M. Heim
       --------------                   -----------------
                                           James M. Heim
                                           -------------
                                           President and Chief Executive Officer

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


Signature                Capacity                                 Date
---------                --------                                 ----

/s/  James M. Heim       James M. Heim                            August 3, 2005
------------------       Chief Executive Officer
                         President and Director

/s/ John W. Schauweker   John W. Schauweker,                      August 3, 2005
----------------------   Director

/s/  James S. Nichols    James S. Nichols,                        August 3, 2005
---------------------    Director