Form 10QSB
period 2005-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2005-08-23
CIK 938320

2



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 For the quarterly period ended June 30, 2005


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

                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [X]   No [ ]


Number of shares of common stock outstanding on June 30, 2005 was 7,275,048.


Transitional Small Business Disclosure Format:
                                                 Yes [ ]  No [X]

                        Prologic Management Systems, Inc.

                                      Index

                                                                            Page
                                                                            ----

Part I.     FINANCIAL INFORMATION                                              3

Item 1.     Condensed Financial Statements

            Condensed Balance Sheet at June 30, 2005 (unaudited) and
            March 31, 2005                                                     3

            Condensed Statements of Operations for the Three Months Ended
            June 30, 2005 (unaudited) and June 30, 2004 (unaudited)            4

            Condensed Statements of Cash Flows for the Three Months Ended
            June 30, 2005 (unaudited) and June 30, 2004 (unaudited)            5

            Notes to Condensed Financial Statements                            6

Item 2.     Management's Discussion and Analysis of Results of Operations      8
            and Financial Condition

Item 3.     Controls and Procedures                                           12


Part II.    OTHER INFORMATION                                                 12

Item 1.     Legal Proceedings                                                 12

Item 2.     Changes in Securities                                             13

Item 3.     Defaults upon Senior Securities                                   13

Item 4.     Submission of Matters to a Vote by Security Holders               13

Item 5.     Other Information                                                 13

Item 6.     Exhibits and Reports on Form 8-K                                  13



SIGNATURES                                                                    13

PART I.  FINANCIAL INFORMATION

ITEM  1.  Condensed Financial Statements

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                             CONDENSED BALANCE SHEET

                                                                                       June 30,           March 31,
                                                                                         2005               2005
                                                                                    ----------------   ---------------
ASSETS                                                                                (unaudited)
Current assets:
   Cash                                                                            $             62   $           341
TOTAL ASSETS                                                                       $             62   $           341
                                                                                    ================   ===============

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Due to Shareholders                                                             $         45,586   $        39,622
   Accounts payable                                                                         174,494           174,753
   Notes payable                                                                            408,846           408,846
   Accrued expenses                                                                         512,443           482,443
   Accrued dividends                                                                        270,388           252,050
                                                                                            -------           -------
Total liabilities                                                                         1,411,757         1,357,714
                                                                                    ----------------   ---------------



Preferred stock:
   Series A cumulative convertible preferred stock, no par value, 16,667 shares
     authorized, 16,667 shares issued and outstanding                                       100,000           100,000
   Series B cumulative convertible preferred stock, no par value, 100,000
     shares authorized, 9,500 shares issued and outstanding                                  68,588            68,588
   Series C cumulative convertible preferred stock, no par, 100,000 shares
     authorized, 55,850 shares issued and outstanding                                       558,500           558,500
                                                                                            -------           -------
                                                                                            727,088           727,088
                                                                                    ----------------   ---------------
Stockholders' deficit:
   Common stock, no par value, 50,000,000 shares authorized, 7,275,048 shares
     issued and outstanding at June 30, 2005 and March 31, 2005                          10,205,073        10,205,073
   Warrants                                                                                 970,766           970,766
   Accumulated deficit                                                                   (13,314,62)      (13,260,300)
                                                                                    ----------------   ---------------

Total stockholders' deficit                                                              (2,138,783)       (2,084,461)
                                                                                    ----------------   ---------------
                                                                                    ----------------   ---------------

TOTAL LIABILITIES, PREFERRED STOCK AND
STOCKHOLDERS' DEFICIT                                                              $             62   $           341
                                                                                    ================   ===============





            See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                     Three Months Ended
                                                                                         June 30,
                                                                              --------------------------------
                                                                                  2005               2004
                                                                              -------------      -------------
                                                                               (unaudited)        (unaudited)

Revenue:

Operating expenses:
   General and administrative                                                $      35,984      $      60,850

Total operating expenses                                                            35,984             60,850
                                                                              -------------      -------------

                            Operating Loss                                         (35,984)           (60,850)
                                                                              -------------      -------------

Other Income (expense):
   Interest expense                                                                      -                  -
   Other income (expense)                                                                -                  -
                                                                              -------------      -------------

   Total other expense                                                                   -                  -
                                                                              -------------      -------------

                       Loss Before Income Taxes                                    (35,984)           (60,850)
                                                                              -------------      -------------

                    Income Tax (Benefit) Provision                                       -                  -
                                                                              -------------      -------------

                         Loss From Operations                                      (35,984)           (60,850)
                                                                              -------------      -------------

                               Net Loss                                            (35,984)           (60,850)

Preferred stock dividend                                                           (18,338)           (18,338)
                                                                              -------------      -------------

               Net Loss available to Common Stockholders                    $      (54,322)     $     (79,189)
                                                                              =============      =============


Weighted average number of common shares:
   Basic and diluted                                                             7,275,048          7,275,048
                                                                              =============      =============

Loss per common share:
    Basic and diluted                                                       $        (0.01)     $       (0.01)

                                                                              =============      =============


            See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH                                                                  Three Months Ended June 30,
                                                                                               2005              2004
                                                                                           -------------     -------------
(unaudited) (unaudited) Cash flows from operating activities:
   Net loss
                                                                                          $     (35,984)    $     (60,850)

   Adjustments  to  reconcile  net  loss  to  net  cash  provided  by  operating
      Activities:
        Change in assets and liabilities:
          Prepaid expenses                                                                            -             2,465
          Accrued Expenses                                                                       35,705            57,350

  Net cash provided (used in) by operating activities                                              (279)           (1,036)
                                                                                           -------------     -------------


Cash flows from investing activities:
   Purchase of equipment                                                                              -                 -
                                                                                           -------------     -------------

Net cash used in investing activities                                                                 -                 -
                                                                                           -------------     -------------

Cash flows from financing activities:
   Repayment of debt                                                                                  -                 -
                                                                                           -------------     -------------

Net cash provided by (used in) financing activities                                                   -                 -
                                                                                           -------------     -------------
Net increase (decrease) in cash                                                                    (279)           (1,036)
Cash, beginning of period                                                                           341             1,581
                                                                                           -------------     -------------
Cash, end of period                                                                       $          62     $         545
                                                                                           =============     =============



Supplemental statement of cash flow information:
   Cash paid during the quarter for interest                                              $           -     $           -
   Cash paid during the quarter for taxes                                                             -                 -

Non-cash financing and investing activities:
   None                                                                                   $           -     $           -


            See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation - Interim Periods

         The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Through March 24, 2005, the consolidated financial statements of the Company include the accounts of Prologic and its subsidiary, BASIS. Effective, March 24, 2005, BASIS was dissolved and there were no remaining assets or liabilities to consolidate at March 31, 2005. The results of the operations of BASIS are included in the consolidated financial statements through the dissolution date of March 24, 2005. In the opinion of management, the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2005. The results of operations for the three-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As previously reported in its Report on Form 10-KSB for the fiscal year ended March 31, 2005, as a result of a foreclosure action, the Company has no business operations and has negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors qualified their opinion on the Company's March 31, 2005 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company's ability to continue as a going concern.

2.  Discontinued Operations.

         As previously reported it its Report on Form 10-KSB, in the year ended March 31, 2004, the Company divested of its only operating segment through a foreclosure action with its primary creditor. Following the foreclosure, in the year ended March 31, 2005, the corporate charter of this operating unit was dissolved. Substantially all assets and liabilities of the discontinued operations were removed form the balance sheet as of March 31, 2005.

         As of the date of this filing, the Company has no operations and no sources of revenue. The Company does not have any current agreements or plan to replace the assets or business units taken under the foreclosure action. Please note that the financial information contained herein is historical and should be not taken as any indication of any future performance.



3.  Creditor Legal Proceedings.

         As previously reported in its Report on Form 10-KSB for the year ended March 31, 2005, the Company is currently engaged with four creditors in legal proceedings. All of these actions were filed prior to February 24, 2004 foreclosure action (See Part II, Item 1 Legal Proceedings).


4.  Earnings Per Share

         FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three month periods ended June 30, 2005 and June 30, 2004, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 1,486,666, and 1,977,111, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations.

         In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company's financial statements.

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

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

Through March 24, 2005, the consolidated financial statements of the Company include the accounts of Prologic and its subsidiary, BASIS. Effective, March 24, 2005, BASIS was dissolved and there were no remaining assets or liabilities to consolidate at March 31, 2005. The results of the operations of BASIS are included in the consolidated financial statements through the dissolution date of March 24, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation consolidated financial statements include the accounts of Prologic and its subsidiary, BASIS. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


RESULTS OF OPERATIONS

         General and Administrative. General and administrative expenses for the quarter ended June 30, 2005 were $35,984 as compared to $60,850 for the same period of the previous year. The decrease in these expenses is attributable to the reduction in efforts related to the accounting and audit expenses related to the foreclosure that occurred in the prior year.

         Operating Income (loss). Operating loss for the quarter ended June 30, 2005 was $35,984, as compared to an operating loss of $60,850 for the same period of the previous year.

         Interest Expense and Other Income. Due to the insolvency of the Company, no interest expense was accrued for the current quarter ended June 30, 2005 or for the same period of the previous year.

         Income (Loss) from Continuing Operations. The loss from continued operations for the quarter ended June 30, 2005 was $35,984, as compared to $60,850 for the same period of the prior fiscal year.

         Income Taxes. The Company had no income tax expense for the first quarters of fiscal 2005 and 2004. As of June 30, 2005, the Company had Federal net operating loss carry forwards of approximately $8,870,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Loss. Net loss for the quarter ended June 30, 2005 was $35,984, or a loss of approximately $0.005 per share, compared to a loss of $60,850, or a loss of approximately $0.01 per share, for the same period of the previous year. The decrease in net loss was attributable to the reduction in efforts related to the accounting and audit expenses related to the foreclosure that occurred in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005 the Company had a working capital deficit of approximately $2,120,000 versus a deficit of approximately $2,084,000 at March 31, 2005. As a result of the working capital deficit at March 31, 2005 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at June 30, 2005 was $62
         .
         Cash used by continuing operations for the quarter ended June 30, 2005 was approximately $280 compared to cash used by continuing operations of $1,000 in the same period of the previous year.

         During the three months ended June 30, 2005, the Company did not purchase any capital equipment or software.

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

         At June 30, 2005, the Company had current debt obligations, or debt that will become due within twelve months, of $1,411,757. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations; conversion to equity; and any other means to eliminate the debt to allow the Company to attract additional capital. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.


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

         Unproven Plan of Operations. As a consequence of the foreclosure on the business assets and operations in March of 2004, all efforts that were previously initiated in an attempt to develop a viable systems integration business have been abandoned at this time. In place thereof, the Company has adopted as a new plan of operations the strategy of reorganizing the Company's creditors and then attracting capital based on a new business operation. To date, the Company has no agreements to acquire any new business operations. In the near term, the Company is focusing on continued timely SEC reporting and working with creditors. There can be no assurance that the intended business and operations of the Company will be successful. Any future success that the Company might enjoy will depend on many factors including factors which may be beyond the control of the Company, or which cannot be predicted at this time. The Company may encounter unforeseen difficulties or delays in the implementation of its plan of operations. There can be no assurance that such difficulties or delays will not have a material adverse effect upon the financial condition, business prospects and operations of the Company and the value of an investment in the Company. The value of an investment in the Company can also be adversely affected by a number of external factors, such as conditions prevailing in the securities markets and/or the economy generally. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the Company's securities will realize any return on their investment or that purchasers will not lose their entire investment.

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


Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         See Item 1 Legal Proceedings and Notes to Condensed Financial
         Statements.

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

B. Reports:

   No reports on Form 8-K were filed  during the quarter  ended June 30, 2005.



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROLOGIC MANAGEMENT SYSTEMS, INC.



        DATED: August 21, 2005          By:  /s/ James M. Heim
                                            ------------------------------------
                                                 James M. Heim
                                                 Chief Executive Officer