Form 10QSB
period 2005-09-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2005-11-14
CIK 938320

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005


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
Yes  X   No         .
    ---     ---

Number of shares of common stock outstanding on September 30, 2005 was 7,275,048.


Transitional Small Business Disclosure Format:  Yes      ; No    X
                                                    -----     -------

                        Prologic Management Systems, Inc.

                                      Index


                                                                                             Page

Part I.          FINANCIAL INFORMATION                                                         3

Item 1.          Condensed Financial Statements

                 Condensed Balance Sheet at September 30, 2005 (unaudited) and
                 March 31, 2005                                                                3

                 Condensed Statements of Operations for the Three and Six Months Ended
                 September 30, 2005 (unaudited) and September 30, 2004 (unaudited)             4

                 Condensed Statements of Cash Flows for the Six Months Ended
                 September 30, 2005 (unaudited) and September 30, 2004 (unaudited)             5

                 Notes to Condensed Financial Statements                                       6

Item 2.          Management's Discussion and Analysis of Results of Operations and             8
                 Financial Condition

Item 3.          Controls and Procedures                                                      12


Part II.          OTHER INFORMATION                                                           12

Item 1.           Legal Proceedings                                                           12

Item 2.           Changes in Securities                                                       13

Item 3.           Defaults upon Senior Securities                                             13

Item 4.           Submission of Matters to a Vote by Security Holders                         13

Item 5.           Other Information                                                           13

Item 6.           Exhibits and Reports on Form 8-K                                            13

SIGNATURES                                                                                    13

PART I.  FINANCIAL INFORMATION

ITEM  1.  Condensed Financial Statements

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                             CONDENSED BALANCE SHEET

                                                                                      September 30,          March 31,
                                                                                           2005                 2005
                                                                                    -------------------   -----------------
ASSETS                                                                                 (unaudited)

Current assets:
   Cash                                                                           $                 62  $           341

TOTAL ASSETS                                                                      $                 62  $           341
                                                                                    -------------------   -----------------

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Due to Shareholders                                                            $             59,040  $        39,622
   Accounts payable                                                                            173,542          174,753
   Notes payable                                                                               408,846          408,846
   Accrued expenses                                                                            542,443          482,443
   Accrued dividends                                                                           288,726          252,050
                                                                                    -------------------   --------------

Total liabilities                                                                            1,472,597        1,357,714
                                                                                    -------------------   --------------



Preferred stock:
   Series A cumulative convertible preferred stock, no par value, 16,667 shares
     authorized, 16,667 shares issued and outstanding                                          100,000          100,000
   Series B cumulative convertible preferred stock, no par value, 100,000
     shares authorized, 9,500 shares issued and outstanding                                     68,588           68,588
   Series C cumulative convertible preferred stock, no par, 100,000 shares
     authorized, 55,850 shares issued and outstanding                                          558,500          558,500
                                                                                    -------------------   --------------
                                                                                               727,088          727,088
                                                                                    -------------------   --------------
Stockholders' deficit:
   Common stock, no par value, 50,000,000 shares authorized, 7,275,048 shares issued and outstanding at September 30, 2005 and March 31, 2005
                                                                                            10,205,073       10,205,073
   Warrants                                                                                    970,766          970,766
   Accumulated deficit                                                                     (13,375,462)     (13,260,300)
                                                                                    -------------------   --------------

Total stockholders' deficit                                                                 (2,199,623)      (2,084,461)
                                                                                    -------------------   --------------

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT                      $                 62  $           341
                                                                                    -------------------   --------------


           See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                Three Months Ended                   Six Months Ended
                                                                  September 30,                        September 30,
                                                              2005              2004              2005              2004
                                                          --------------    -------------     -------------    ---------------
                                                           (unaudited)       (unaudited)       (unaudited)       (unaudited)
Revenue:

Operating expenses:
    General and administrative                                   42,502           34,581            78,485             95,431
                                                          --------------    --------------    -------------    ---------------
 Total operating expenses                                        42,502           34,581            78,485             95,431

                   Operating loss                              (42,502)         (34,581)          (78,485)           (95,431)
                                                          --------------    -------------     -------------    ---------------

Other income (expense):
    Interest expense                                                  -                -                 -                  -
    Other income (expense)                                            -                -                 -                  -
                                                          --------------    -------------     -------------    ---------------
 Total other income (expense)                                         -                -                 -                  -

    Loss Before Income Taxes                                   (42,502)         (34,581)          (78,485)           (94,531)

    Income Tax (Benefit) Provision                                    -                -                 -                  -

    Loss from Operations                                       (42,502)         (34,581)          (78,485)           (95,431)
                                                          --------------    -------------     -------------    ---------------

           Net loss                                            (42,502)         (34,581)          (78,485)          (95,431)
                                                          --------------    -------------     -------------    ---------------


Preferred stock dividend                                       (18,338)         (18,338)          (36,676)           (36,676)


Net Loss available to Common Stockholders              $       (60,840)  $      (52,919)  $      (115,161)  $       (132,107)
                                                          --------------    -------------     -------------    ---------------


Weighted average number of common shares:
    Basic and diluted                                         7,275,048        7,275,048         7,275,048          7,275,048
                                                          --------------    -------------     -------------    ---------------

Loss per common share:
    Basic and diluted                                  $         (0.01)  $        (0.01)  $         (0.02)  $          (0.02)
                                                          --------------    -------------     -------------    ---------------

           See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH                                                                Six Months Ended September 30,
                                                                                               2005              2004
                                                                                           -------------     -------------
                                                                                            (unaudited)       (unaudited)
Cash flows from operating activities:
   Net loss                                                                              $     (78,485)      $    (95,431)

   Adjustments to reconcile net loss to net cash provided by operating
      Activities:
        Change in assets and liabilities:
          Prepaid expenses                                                                            -             8,782
          Accrued Expenses                                                                      (1,212)             1,320

  Net cash provided (used in) by operating activities                                          (79,697)          (85,329)
                                                                                           -------------     -------------


Cash flows from investing activities:
   Purchase of equipment                                                                              -                 -
                                                                                           -------------     -------------

Net cash used in investing activities                                                                 -                 -
                                                                                           -------------     -------------

Cash flows from financing activities:
   Increase in Shareholder Debt                                                                  79,418            84,691
                                                                                           -------------     -------------

Net cash provided by (used in) financing activities                                              79,418            84,691
                                                                                           -------------     -------------

Net increase (decrease) in cash                                                                    (279)             (638)

Cash, beginning of period                                                                           341             1,581
                                                                                           -------------     -------------


Cash, end of period                                                                      $           62    $          943
                                                                                           -------------     -------------

Supplemental statement of cash flow information:
   Cash paid during the period for interest                                              $            -    $            -
   Cash paid during the period for taxes                                                              -                 -

Non-cash financing and investing activities:
   None                                                                                  $            -    $            -

           See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation - Interim Periods

         The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Through March 24, 2005, the consolidated financial statements of the Company include the accounts of Prologic and its former subsidiary, BASIS. Effective, March 24, 2005, BASIS was dissolved and there were no remaining assets or liabilities to consolidate at March 31, 2005. The results of the operations of BASIS are included in the consolidated financial statements through the dissolution date of March 24, 2005. In the opinion of management, the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2005. The results of operations for the six month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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


4.       Earnings Per Share

         FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three month periods ended September 30, 2005 and September 30, 2004, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 1,415,000, and 1,977,111, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.

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


6.       Recently Issued Accounting Pronouncements

         In June 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of SFAS No. 150. The redeemable preferred stock does not meet the criteria for classification as liabilities in accordance with SFAS No. 150. Therefore, all of preferred stock that was previously presented between liabilities and equity on the balance sheet remains presented as such. The Company anticipates conversion of all its redeemable preferred stock into common stock by the end of the second quarter of fiscal 2005.

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

         In December 2004, the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company's financial statements.

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

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

Through March 24, 2005, the consolidated financial statements of the Company include the accounts of Prologic and its former subsidiary, BASIS. Effective, March 24, 2005, BASIS was dissolved and there were no remaining assets or liabilities to consolidate at March 31, 2005. The results of the operations of BASIS are included in the consolidated financial statements through the dissolution date of March 24, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation consolidated financial statements include the accounts of Prologic and its subsidiary, BASIS. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

RESULTS OF OPERATIONS

         Three Months Ended September 30, 2005 and 2004

         General and Administrative. General and administrative expenses for the quarter ended September 30, 2005 were $42,502, as compared to $34,581 for the same period of the previous year. The increase in these expenses is attributable to the efforts related to the securing a viable new business operation for the Company.

         Operating Income (loss). Operating loss for the quarter ended September 30, 2005 was $42,502, as compared to an operating loss of $34,581 for the same period of the previous year.

         Interest Expense and Other Income. Due to the insolvency of the Company, no interest expense was accrued for the current quarter ended September 30, 2005 or for the same period of the previous year.

         Income (Loss) from Continuing Operations. The loss from continued operations for the quarter ended September 30, 2005 was $42,502, as compared to $34,581 for the same period of the prior fiscal year.

         Income Taxes. The Company had no income tax expense for the first quarters of fiscal 2005 and 2004. As of September 30, 2005, the Company had Federal net operating loss carry forwards of approximately $8,910,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Loss. Net loss for the quarter ended September 30, 2005 was $42,502, or a loss of approximately $0.01 per share, compared to a loss of $34,581, or a loss of approximately $0.01 per share, for the same period of the previous year. The increase in net loss was attributable to the efforts related to the securing a viable new business operation for the Company.

Six Months Ended September 30, 2005 and 2004

         General and Administrative. General and administrative expenses for the six months ended September 30, 2005 were $78,485, as compared to $95,431 for the same period of the previous year. The decrease in these expenses is attributable to the reduction in efforts related to the accounting and audit expenses related to the foreclosure that occurred in the prior year.

         Operating Income (loss). Operating loss for the six months ended September 30, 2005 was $78,485, as compared to an operating loss of $95,431 for the same period of the previous year.

         Interest Expense and Other Income. Due to the insolvency of the Company, no interest expense was accrued for the six months ended September 30, 2005 or for the same period of the previous year.

         Income (Loss) from Continuing Operations. The loss from continued operations for the six months ended September 30, 2005 was $78,485, as compared to $95,431 for the same period of the prior fiscal year.

         Income Taxes. The Company had no income tax expense for the first six months of fiscal 2005 and 2004. As of September 30, 2005, the Company had Federal net operating loss carry forwards of approximately $8,870,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Loss. Net loss for the six months ended September 30, 2005 was $78,485, or a loss of approximately $0.01 per share, compared to a loss of $95,431, or a loss of approximately $0.01 per share, for the same period of the previous year. The decrease in net loss was attributable to the reduction in efforts related to the accounting and audit expenses related to the foreclosure that occurred in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005 the Company had a working capital deficit of approximately $1,473,000 versus a deficit of approximately $1,358,000 at March 31, 2005. As a result of the working capital deficit at March 31, 2005 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at September 30, 2005 was $62.
         Cash used by continuing operations for the six months ended September 30, 2005 was approximately $79,697 compared to cash used by continuing operations of $85,329 in the same period of the previous year. Cash provided by financing activities for the six months ended September 30, 2005 was approximately $79,418 compared to cash provided by financing activities of $84,691 in the same period of the previous year.

         During the six months ended September 30, 2005, the Company did not purchase any capital equipment or software.

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

         At September 30, 2005, the Company had current debt obligations, or debt that will become due within twelve months, of $1,472,597. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations; conversion to equity; and any other means to eliminate the debt to allow the Company to attract additional capital. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.


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


RISK FACTORS

         An investment in the Company should be considered speculative, and to a high degree of risk. In addition to the other information contained in the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005, prospective investors should carefully consider the following risk and speculation factors:

         Unproven Plan of Operations. As a consequence of the foreclosure on the business assets and operations in February of 2004, all efforts that were previously initiated in an attempt to develop a viable systems integration business have been abandoned at this time. In place thereof, the Company has adopted as a new plan of operations the strategy of reorganizing the Company's creditors and then attracting capital based on a new business operation. To date, the Company has no agreements to acquire any new business operations. In the near term, the Company is focusing on continued timely SEC reporting and working with creditors. There can be no assurance that the intended business and operations of the Company will be successful. Any future success that the Company might enjoy will depend on many factors including factors which may be beyond the control of the Company, or which cannot be predicted at this time. The Company may encounter unforeseen difficulties or delays in the implementation of its plan of operations. There can be no assurance that such difficulties or delays will not have a material adverse effect upon the financial condition, business prospects and operations of the Company and the value of an investment in the Company. The value of an investment in the Company can also be adversely affected by a number of external factors, such as conditions prevailing in the securities markets and/or the economy generally. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the Company's securities will realize any return on their investment or that purchasers will not lose their entire investment.

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


"SAFE HARBOR" Statement under the Private Securities Litigation Reform Act of
1995

         Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10-QSB for the quarter ended September 30, 2005. Except for the historical information contained herein, the matters discussed in this report on Form 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in market conditions, the anticipation of growth of certain market segments, the volatility inherent in the capital and financial markets, the Company's ability to manage acquisitions and attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein.

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

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits filed herewith:

            31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith)

            32.1 Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith)

         B. Reports:

            No reports on Form 8-K were filed during the quarter ended September 30, 2005.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PROLOGIC MANAGEMENT SYSTEMS, INC.



        DATED: November 14, 2005              By: /s/  James M. Heim
                                                  ----------------------------
                                                       James M. Heim
                                                       Chief Executive Officer