Form 10QSB
period 2005-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2006-02-14
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended December 31, 2005


                       o Commission file number: 1-13704


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

                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes__X__   No____.


Number of shares of common stock outstanding on December 31, 2005 was 7,301,364.


Transitional Small Business Disclosure Format:
                              Yes _____; No ___X___

                        Prologic Management Systems, Inc.

                                      Index

                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION                                                3

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets at December 31, 2005 (unaudited) and
         March 31, 2005                                                       3

         Condensed Statements of Operations for the Three and Nine months
         Ended December 31, 2005 (unaudited) and December 31, 2004
         (unaudited)                                                          4

         Condensed Statements of Cash Flows for the Nine months Ended December
         31, 2005 (unaudited) and December 31, 2004 (unaudited)               5

         Notes to Condensed Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition                                                  8

Item 3.  Controls and Procedures                                             12


Part II. OTHER INFORMATION                                                   12

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities                                               13

Item 3.  Defaults upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote by Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    13


SIGNATURES                                                                   13

PART I.  FINANCIAL INFORMATION

ITEM  1. Condensed Financial Statements

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                   December 31,      March 31,
                                                       2005            2005
                                                  --------------  --------------
ASSETS                                             (unaudited)

Current assets:
 Cash                                             $          62   $         341

TOTAL ASSETS                                      $          62   $         341
                                                  ==============  ==============


Current liabilities:
 Due to Shareholders                              $      65,125   $      39,622
 Accounts payable                                       176,503         174,753
 Notes payable                                          398,846         408,846
 Accrued expenses                                       572,443         482,443
 Accrued dividends                                      307,064         252,050
                                                  --------------  --------------

Total liabilities                                     1,519,981       1,357,714
                                                  --------------  --------------


Preferred stock:
 Series A cumulative convertible preferred stock,
  no par value, 16,667 shares authorized, 16,667
  shares issued and outstanding                         100,000         100,000
 Series B cumulative convertible preferred stock,
  no par value, 100,000 shares authorized, 9,500
  shares issued and outstanding                          68,588          68,588
 Series C cumulative convertible preferred stock,
  no par, 100,000 shares authorized, 55,850 shares
  issued and outstanding                                558,500         558,500
                                                  --------------  --------------

                                                        727,088         727,088
                                                  --------------  --------------
Stockholders' deficit:
 Common stock, no par value, 50,000,000 shares
  authorized, 7,301,364 and 7,275,048 shares
  issued and outstanding at December 31, 2005 and
  March 31, 2005 respectively                        10,215,073      10,205,073
 Warrants                                               970,766         970,766
 Accumulated deficit                                (13,432,846)    (13,260,300)
                                                  --------------  --------------

Total stockholders' deficit                          (2,247,007)     (2,084,461)
                                                  --------------  --------------
                                                  --------------  --------------

TOTAL LIABILITIES, PREFERRED STOCK AND
 STOCKHOLDERS' DEFICIT                            $          62   $         341
                                                  ==============  ==============

            See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                Three Months Ended            Nine Months Ended
                                                   December 31,                  December 31,
                                               2005           2004           2005           2004
                                           ------------   ------------   ------------   ------------
                                            (unaudited)    (unaudited)    (unaudited)    (unaudited)
Revenue:
Operating expenses:
  General and administrative                    39,047         39,689        117,532        135,178
                                           ------------   ------------   ------------   ------------
Total operating expenses                        39,047         39,689        117,532        135,178

        Operating loss                         (39,047)       (39,689)      (117,532)      (135,178)
                                           ------------   ------------   ------------   ------------

Other income (expense):
  Interest expense                                   -              -              -              -
  Other income (expense)                             -              -              -              -
                                           ------------   ------------   ------------   ------------
Total other income (expense)                         -              -              -              -

  Loss Before Income Taxes                     (39,047)       (39,689)      (117,532)      (135,178)

  Income Tax (Benefit) Provision                     -              -              -              -

  Loss from Operations                         (39,047)       (39,689)      (117,532)      (135,178)
                                           ------------   ------------   ------------   ------------

      Net loss                                 (39,047)       (39,689)      (117,532)      (135,178)
                                           ============   ============   ============   ============


Preferred stock dividend                       (18,338)       (18,338)       (55,014)       (55,014)

Net Loss available to Common Stockholders  $   (57,385)   $   (58,027)   $  (172,546)   $  (190,192)
                                           ============   ============   ============   ============


Weighted average number of common shares:
  Basic and diluted                          7,275,620      7,275,048      7,275,238      7,275,048
                                           ============   ============   ============   ============

Loss per common share:
  Basic and diluted                        $     (0.01)   $     (0.01)   $     (0.02)   $     (0.03)
                                           ============   ============   ============   ============

            See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                             December 31,
                                                          2005           2004
                                                      -----------    -----------
                                                      (unaudited)    (unaudited)
Cash flows from operating activities:
 Net loss                                             $ (117,532)    $ (135,178)

 Adjustments to reconcile net loss to net cash
  provided by operating Activities:
   Change in assets and liabilities:
     Prepaid expenses                                          -          8,782
     Accrued Expenses                                      1,750          1,539

 Net cash provided (used in) by operating activities    (115,782)      (124,857)
                                                      -----------    -----------


Cash flows from investing activities:
 Purchase of equipment                                         -              -
                                                      -----------    -----------

Net cash used in investing activities                          -              -
                                                      -----------    -----------

Cash flows from financing activities:

 Increase in Shareholder Debt                            115,503        124,219
                                                      -----------    -----------

Net cash provided by (used in) financing activities      115,503        124,219
                                                      -----------    -----------

Net increase (decrease) in cash                             (279)          (638)

Cash, beginning of period                                    341          1,581
                                                      -----------    -----------
Cash, end of period                                   $       62     $      943
                                                      ===========    ===========


Supplemental statement of cash flow information:
 Cash paid during the period for interest             $        -     $        -
 Cash paid during the period for taxes                         -              -

Non-cash financing and investing activities:
 Conversion of debt to common stock                   $    10,000    $        -


            See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation - Interim Periods

     The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Through March 24, 2005, the consolidated financial statements of the Company include the accounts of Prologic and its former subsidiary, BASIS. Effective, March 24, 2005, BASIS was dissolved and there were no remaining assets or liabilities to consolidate at March 31, 2005. The results of the operations of BASIS are included in the consolidated financial statements through the dissolution date of March 24, 2005. In the opinion of management, the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2005. The results of operations for the nine month periods ended December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

4. Earnings Per Share

     FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three month periods ended December 31, 2005 and December 31, 2004, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 1,355,000, and 1,702,111, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.

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

7. Debt Conversion.

     During the quarter ended December 31, 2005 a creditor of the Company converted $10,000 of debt for 26,316 shares of common stock of the Company. The effective conversion price was $0.38 per share. This conversion price is subject to adjustment if the Company offers to convert any of the Series B and Series C Preferred Stock outstanding at a lower conversion rate. In the event that were to occur the shares issued under this conversion would be increased to the lower conversion rate.

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

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

Through March 24, 2005, the consolidated financial statements of the Company include the accounts of Prologic and its former subsidiary, BASIS. Effective, March 24, 2005, BASIS was dissolved and there were no remaining assets or liabilities to consolidate at March 31, 2005. The results of the operations of BASIS are included in the consolidated financial statements through the dissolution date of March 24, 2005. All significant inter-company accounts and transactions have been eliminated in consolidation consolidated financial statements include the accounts of Prologic and its subsidiary, BASIS. All significant inter-company accounts and transactions have been eliminated in consolidation.

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


RESULTS OF OPERATIONS

     Three Months Ended December 31, 2005 and 2004
     ---------------------------------------------

     General and Administrative. General and administrative expenses for the quarter ended December 31, 2005 were $39,047, as compared to $39,689 for the same period of the previous year.

     Operating Income (loss). Operating loss for the quarter ended December 31, 2005 was $39,047, as compared to an operating loss of $39,689 for the same period of the previous year.

     Interest Expense and Other Income. Due to the insolvency of the Company, no interest expense was accrued for the current quarter ended December 31, 2005 or for the same period of the previous year.

     Income (Loss) from Continuing Operations. The loss from continued operations for the quarter ended December 31, 2005 was $39,047, as compared to $39,689 for the same period of the prior fiscal year.

     Income Taxes. The Company had no income tax expense for the first quarters of fiscal 2005 and 2004. As of December 31, 2005, the Company had Federal net operating loss carry forwards of approximately $8,950,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Loss. Net loss for the quarter ended December 31, 2005 was $39,047, or a loss of approximately $0.01 per share, compared to a loss of $39,689, or a loss of approximately $0.01 per share, for the same period of the previous year.

Nine months Ended December 31, 2005 and 2004
--------------------------------------------

     General and Administrative. General and administrative expenses for the nine months ended December 31, 2005 were $117,532, as compared to $135,178 for the same period of the previous year. The decrease in these expenses is attributable to the reduction in efforts related to the accounting and audit expenses related to the foreclosure that occurred in the prior year.

     Operating Income (loss). Operating loss for the nine months ended December 31, 2005 was $117,532, as compared to an operating loss of $135,178 for the same period of the previous year.

     Interest Expense and Other Income. Due to the insolvency of the Company, no interest expense was accrued for the nine months ended December 31, 2005 or for the same period of the previous year.

     Income (Loss) from Continuing Operations. The loss from continued operations for the nine months ended December 31, 2005 was $117,532, as compared to $135,178 for the same period of the prior fiscal year.

     Income Taxes. The Company had no income tax expense for the first nine months of fiscal 2005 and 2004. As of December 31, 2005, the Company had Federal net operating loss carry forwards of approximately $8,950,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Loss. Net loss for the nine months ended December 31, 2005 was $117,532, or a loss of approximately $0.02 per share, compared to a loss of $135,178, or a loss of approximately $0.03 per share, for the same period of the previous year. The decrease in net loss was attributable to the reduction in efforts related to the accounting and audit expenses related to the foreclosure that occurred in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005 the Company had a working capital deficit of approximately $1,520,000 versus a deficit of approximately $1,358,000 at March 31, 2005. As a result of the working capital deficit at March 31, 2005 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The total cash balance at December 31, 2005 was $62.

     Cash used by continuing operations for the nine months ended December 31, 2005 was approximately $126,000 compared to cash used by continuing operations of $125,000 in the same period of the previous year. Cash provided by financing activities for the nine months ended December 31, 2005 was approximately $126,000 compared to cash provided by financing activities of $124,000 in the same period of the previous year.

     During the nine months ended December 31, 2005, the Company did not purchase any capital equipment or software.

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

     At December 31, 2005, the Company had current debt obligations, or debt that will become due within twelve months, of $1,519,981. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations; conversion to equity; and any other means to eliminate the debt to allow the Company to attract additional capital. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.


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

"SAFE HARBOR" Statement under the Private Securities Litigation Reform Act of
1995

     Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10-QSB for the quarter ended December 31, 2005. Except for the historical information contained herein, the matters discussed in this report on Form 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in market conditions, the anticipation of growth of certain market segments, the volatility inherent in the capital and financial markets, the Company's ability to manage acquisitions and attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein.

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

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibits filed herewith:

          31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith)

          32.1 Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith)

     B.   Reports:

          No reports on Form 8-K were filed during the quarter ended December 31, 2005.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PROLOGIC MANAGEMENT SYSTEMS, INC.



     DATED: February 14, 2006                  By: /s/ James M. Heim
                                                  ------------------------------
                                                  James M. Heim
                                                  Chief Executive Officer