Form 10KSB
period 2006-03-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2006-07-28
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2006.

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

As of June 1, 2006, the aggregate market value of 5,358,514 shares of voting stock held by non-affiliates of the issuer (calculated using the reported closing sale price of the common stock on the OTC Bulletin Board) was $107,700. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

Number of shares of common stock outstanding on March 31, 2006 was 7,301,364.

Transitional Small Business Disclosure Format: Yes [ ]; No [X].

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

RECENT DEVELOPMENTS

Creditor Negotiations.
----------------------

     As of March 31, 2006, the Company had approximately $1,606,000 of liabilities and obligations to third parties. The Company continues to negotiate its obligations with the individual creditors. In addition, the Company is reviewing its options for reorganization under the United States Bankruptcy Code. Should these obligations be settled in liquidation or otherwise, the ultimate settlement amounts could vary significantly from the carrying value of the obligations. The carrying value of the obligations at March 31, 2006, represents management's estimate of the obligation amounts considering the original liability and other factors such as potential methods of settling the obligation based on communications with the creditors. (See Liquidity and Capital Resources and Footnotes to Financial Statements).


ITEM 1. BUSINESS

General
-------

     Prologic Management Systems, Inc. (the "Company") is an Arizona corporation founded in 1984. The Company and its former subsidiary, BASIS, Inc., were subject to foreclosure action in February of 2004. Prior to the foreclosure action, the Company provided systems integration services, technology products and related services. As a result of this foreclosure, the Company ceased to have any operating business or sources of revenue.

     Effective March 24, 2005, the Corporate Charter of BASIS, Inc., a wholly owned subsidiary of the Company, was dissolved administratively by the Arizona Corporation Commission for the failure to file an annual report. At the time of dissolution, BASIS, Inc. ("BASIS") was not conducting any business and had not conducted any business for over one year.

     As of the date of this filing, the Company has no operations and no sources of revenue. The Company does not have any current agreements or plan to replace the assets or business units taken under the foreclosure action.

     Management is reviewing options regarding the solvency and creditor issues facing the Company, as well as looking at potential business opportunities that may be appropriate for the Company's long-term growth strategy.

     The Company's corporate office is located at 4633 E. Broadway Blvd., Suite 110, Tucson, Arizona 85711 and its telephone number is (520) 955-4748.

     All of the information provided herein regarding the operations and the financial performance of the Company are provided for historical and financial reporting purposes. The operations and the respective performance for the fiscal year ending March 31, 2006, as well as prior fiscal years, will provide no basis for any future activities.

Employees
---------

     As of March 31, 2006, the Company had one employee serving as President and Chief Executive Officer.

ITEM 2. PROPERTIES

     The Company's administrative and accounting records are located in Tucson, Arizona in a storage facility consisting of approximately 300 square feet under a month-to-month lease.

     If the Company were to require additional or alternate space within the next twelve months, the Company believes that space sufficient to meet its requirements would be available on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS

     The Company acknowledges the possibility that creditors, vendors and/or former employees in the future may file lawsuits as a result of the cessation of business operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS

     No matters were submitted to a vote of security holders during the year ended March 31, 2006.

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

     The table below represents the high and low bid prices for the Company's common stock, as reported by the National Quotation Bureau, for the quarters ended June 30, 2004 through March 31, 2006. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

                                                        Common Stock
     Quarter Ended                                 High              Low
     -------------                               ---------         --------

     June 30, 2004                                 $0.07            $0.04
     September 30, 2004                            $0.04            $0.025
     December 31, 2004                             $0.03            $0.014
     March 31, 2005                                $0.03            $0.011
     June 30, 2005                                 $0.025           $0.012
     September 30, 2005                            $0.02            $0.010
     December 31, 2005                             $0.03            $0.010
     March 31, 2006                                $0.08            $0.015


     As of March 31, 2006, there were approximately 200 shareholders of record of the Company's common stock. The Company has neither declared nor paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. During the fiscal year ended March 31, 2006, no dividends were paid to holders of the Company's Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock.

Recent Sales of Unregistered Securities
---------------------------------------

     Fiscal Year Ended March 31, 2006
     --------------------------------

          1. During the fiscal year, the Company issued 26,316 shares of common stock in fiscal year ended March 31, 2006 in exchange for the conversion of $10,000 in debt. The shares were not registered with the Securities and Exchange Commission and are subject to the customer restrictions on resale.


     Fiscal Year Ended March 31, 2005
     --------------------------------

          1.   None.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS


General
-------

     Statements contained in this Annual Report on Form 10-KSB, which are not purely historical, are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended and the Securities Litigation Reform Act of 1995, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Action results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in "Risk Factors" below and elsewhere in this Annual Report on Form 10-KSB. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.


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


Plan of Operations
------------------

     In light of the foreclosure action, the management focus is on trying to restructure the remaining debt on the balance sheet with the intent of converting a significant amount of the debt to equity. If this can be accomplished effectively and in a reasonable period of time, management would then consider the acquisition or merger with one or more companies, which would be a good candidate for the public entity. Currently, the board intends to work with existing shareholders in order to achieve these goals. However, it is likely that in conjunction with any such suitable acquisition or merger, the Company would likely need to raise capital to provide the necessary working capital for the consolidated entity. The Company has no commitments at this time from third parties for any such financing and/or any acquisitions or mergers.


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

Lack of Operating Capital. The Company does not have adequate working capital to execute its current short term operating plans and is dependant on receiving capital and/or assistance from several of the Company's stockholders. Continued support from the shareholders is critical to the effective reorganization efforts of the Company and without this support, it is doubtful the Company would be able to execute its short-term plans.


Results of Operations
---------------------

     General and Administrative. General and administrative expenses were $185,384 for the fiscal year ended March 31, 2006, as compared to $173,012 for the same period of the prior fiscal year. The increase in these expenses is attributable to the foreclosure and subsequent creditor re-organization efforts during the current fiscal year. The Company expects general and administrative expenses to increase if it is successful in reorganizing the creditors, raising capital and executing a new business plan or completing an acquisition. (See Plan of Operations).

     Operating Income (Loss). Operating loss was $185,384 for the fiscal year ended March 31, 2006, as compared to a loss of $173,012 for the same period of the prior fiscal year. The increase in the operating loss is attributable to the foreclosure and subsequent creditor re-organization efforts during the current fiscal year.

     Interest Expense and Other Expense (Income). Due to the Company's financial insolvency, no interest expense was accrued for the current or prior fiscal year. For the fiscal year ended March 31, 2006, the Company issued 26,316 shares of common stock in fiscal year ended March 31, 2006 in exchange for the conversion of $10,000 in debt. The trading value of the shares at the time the agreement was entered into was $394 resulting in a gain of $9,606.

     Income (Loss) from Continuing Operations. The loss from operations for the fiscal year ended March 31, 2006 was $175,778 as compared to $173,012 for the same period of the prior fiscal year.

     Income (Loss) from Discontinued Operations. In connection with the corporate dissolution of Basis, Inc. in the prior fiscal year, the Company reported debt extinguishment income of $2,757,617 for the fiscal year ended March 31, 2005.

     Income Taxes. The Company had no income tax expense for the fiscal years ended March 31, 2006 and 2005. As of March 31, 2006, the Company had federal net operating loss carryforwards of approximately $9,012,000 (See Note 5 to the Consolidated Financial Statements for a further discussion of the loss carryforwards). The utilization of net operating loss carryforwards may be significantly limited as determined pursuant to applicable provisions of the Internal Revenue Code and U.S. Treasury regulations thereunder.

     Net Income (Loss). The Company had net loss of $175,778, or $0.03 per share, for the fiscal year ended March 31, 2006, as compared to net income of $2,584,605, or $0.34 per share, for the same period of the prior fiscal year. The income in the prior fiscal year was a result of the one-time gain on the reduction in debt related to the dissolution of the Company's former subsidiary BASIS, Inc.

Liquidity and Capital Resources
-------------------------------

(See Recent Developments -- Creditor Negotiations)

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

     At March 31, 2006, the Company had a working capital deficit of approximately $2,333,000 versus a deficit of approximately $2,084,000 at March 31, 2005. The cash balance at March 31, 2006 was $12. As a result, the Company is evaluating the alternatives of reorganizing the creditors on a voluntary basis and/or having to place the Company under the protection of the Federal Bankruptcy Code.

     As a result of the working capital deficit and other factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

     Cash used by operations for the fiscal year ended March 31, 2006 was approximately $329 compared to cash used by operations of $1,240 in fiscal 2005. No cash was used in investing activities in the fiscal year ended March 31, 2005 or the fiscal year ended March 31, 2006. No cash was provided by financing activities for the fiscal year ended March 31, 2005 or the fiscal year ended March 31, 2006.

     During fiscal 2006, the Company purchased no capital equipment or software.

     At March 31, 2006, the Company had current debt obligations, or debt that will become due within twelve months, of $1,606,000. Of these obligations, approximately $325,000 were accrued dividends and the remaining $1,281,000 are related to other obligations. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations; conversion to equity; and any other means to eliminate the debt to allow the Company to attract additional capital. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.


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

Deferred Income Tax Assets. Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $3,070,000 deferred income tax asset related to net operating loss carryforwards at March 31, 2006. Management determined that because of the uncertainty of the Company to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

Liabilities Associated With the Winding Up of Operations. As reported in the annual report on Form 10-KSB for the fiscal year ended March 31, 2004, the Company entered into a foreclosure action with its primary creditor. As a result, substantially all of the Company's assets were transferred to the creditor. However, the Company has other creditors and commitments for which it presently has no ability to repay. The Company is attempting to negotiate repayment terms that may include conversion of debt to equity. The Company accrued approximately $200,000 at March 31, 2004 for lease settlements. Obligations may ultimately be settled at amounts different than the carrying amounts at March 31, 2006. However, Management believes that such settlements will not exceed the carrying amounts at March 31, 2006.

Liabilities Associated With the Dissolution of a Subsidiary. Effective March 24, 2005, the Corporate Charter of BASIS, Inc., a wholly owned subsidiary of the Company, was dissolved administratively by the Arizona Corporation Commission. At the time of dissolution BASIS and Solid Systems, an operating division of BASIS, were not conducting any business and had not conducted any business for over one year. All of the substantive, tangible and intangible assets of BASIS, including those of its Solid Systems division had been seized and foreclosed upon by a secured creditor on or about February 24, 2004 leaving approximately $3,000,000 of debt having been incurred by BASIS with no assets from which payment could be made. By law, upon the dissolution of a corporation the ownership of any assets of the corporation pass, in trust, to its shareholders to be held and used to pay creditors of the dissolved corporation. Upon the dissolution of BASIS no assets passed to the Company because BASIS had no assets. The Company does not otherwise hold any assets of BASIS. BASIS, Inc. operated as a distinctly separate entity with Solid Systems operating as a division of BASIS, Inc. The obligations of BASIS were based on services and products provided directly to BASIS and/or Solid Systems. Further, management is unaware of any transfers of any of these products or services to Prologic Management System, Inc. Management is unaware of any agreements and/or guarantees that were provided by Prologic Management Systems, Inc. Consequently, management does not believe that a creditor of BASIS would be successful in asserting that the Company is to use any assets held by the Company to pay a claim owed a creditor of BASIS. The Company will contest any assertion that it has liability for the debt obligations of BASIS. Consequently, management does not believe that a creditor of BASIS would be successful in asserting that the Company is to use any assets held by the Company to pay a claim owed a creditor of BASIS. The Company will contest any assertion that it has liability for the debt obligations of BASIS.


Recently Issued Accounting Pronouncements
-----------------------------------------

     In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company is evaluating the provisions of SFAS No. 150. The Company anticipates conversion of all its redeemable preferred stock into common stock and, accordingly, does not expect SFAS No. 150 to have a material effect on the Company's consolidated financial position or results of operations.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company.


"Safe Harbor" Statement under the Private
 Securities Litigation Reform Act of 1995
-----------------------------------------

     Management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained elsewhere in this annual report on Form 10-KSB for the fiscal year ended March 31, 2006. Except for the historical information contained herein, the matters discussed in this report on Form 10-KSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in market conditions, the anticipation of growth of certain market segments, the volatility inherent in the capital and financial markets, the Company's ability to manage acquisitions and attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein.

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


ITEM 7. FINANCIAL STATEMENTS

     The financial statements attached to this Report on Form 10-KSB as pages F-2 to F-19 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no disagreements with the accountants on any accounting and financial disclosures.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information, as of March 31, 2006, concerning the names, ages, terms and positions with the members of the Company's Board of Directors and its executive officers and their respective business experience is set forth below. Each director has served continuously with the Company since his election as indicated below.


Name                            Age     Position                                    Term of Office
----                            ---     --------                                    ---------------
James M. Heim (1)(2)            54      Chief Executive Officer and Director        2004 - Present
John W. Schauweker(1)(2)        45      Director                                    2004 - Present
James S. Nichols (2)            48      Director                                    2004 - Present

(1) Member of Audit Committee.
(2) Appointed to serve as Directors on March 19, 2004.


     JAMES M. HEIM, Chief Executive Officer and Director. Mr. Heim, 54, is a co-founder of Prologic and had served as a Director from 1984 to 2003. In addition, Mr. Heim served as Prologic's President from 1984 to 1999 and as its Chief Financial Officer from 1984 to 1995. Mr. Heim has over 20 years of business management experience and was responsible for capital raising, mergers and acquisitions, and other corporate activities. Mr. Heim holds both a Juris Doctor degree and a B.S. in Business Administration from the University of Arizona. In March of this year, Mr. Heim was appointed to the board and was elected to serve as the Company's President and Chief Executive Officer.

     JOHN W. SCHAUWEKER, Director. Mr. Schauweker, 45, who has served as a director since March of 2004 has worked in public accounting and in a variety of executive roles within the information technology and financial field for the past 20 years. Mr. Schauweker brings a depth of turn around experience and merger and acquisition experience to the Board. Mr. Schauweker is a CPA and currently is the General Partner for the venture fund Argus Partners, LP. Mr. Schauweker received a B.S. in Finance from the University of Houston at Clear Lake with Honors and is a member of the Texas Society of Certified Public Accountants.

     JAMES S. NICHOLS, Director. Mr. Nichols, 48, who has served as a Director since 2004 is a Senior Systems Engineering Executive with over twenty two years of experience in multiple areas of computer engineering and management including sales, support and service, business development, market area design, financial planning, re-engineering and team leadership with such companies as Texas Instruments, Vector Companies USA, Solid Systems and Kintera. Mr. Nichols received his B.S. in Mechanical Engineering from the University of Wyoming.

ITEM 10. EXECUTIVE COMPENSATION

     Information below sets forth certain information regarding business experience and compensation paid or awarded by the Company during the fiscal year ended March 31, 2006 to Mr. James M. Heim, the Company's Chief Executive Officer.

Summary Compensation Table

                                    Annual Compensation      Long-term and Other Compensation
                                    -------------------      --------------------------------
Name and Other
                           Year     Salary        Bonus      Stock Options/SARs(#)        All Other
                           ----     ------        -----      ---------------------        ---------

James M. Heim(1),          2006     $120,000(2)   $0                   0                  $0
 President                 2005     $120,000(2)   $0                   0                  $10,000(3)
                           2004     $ 20,651      $0                   0                  $37,500(4)


(1) On April 22, 2003, Mr. James M. Heim resigned his Officer and Board positions with Prologic Management Systems, Inc. and its BASIS, Inc. subsidiary. In March of 2004, Mr. Heim was appointed to the Board of Directors and was elected as President.

(2) During the fiscal year ended March 31, 2005 and fiscal year ended March 31, 2006, Mr. Heim deferred all of his wages under his employment agreement. As of the date of this report these obligations remain as payable to Mr. Heim.

(3) During the fiscal year ended March 31, 2005, Mr. Heim received $10,000 of payments that were due from the prior fiscal year under his prior employment agreement.

(4) During the fiscal year ended March 31, 2004, Mr. Heim received a $37,500 severance payment as approved by the Company's Board of Directors.


Option Exercises and Holdings

The following table sets forth information concerning each exercise of a stock option during the fiscal year ended March 31, 2006 by each of the Named Executive Officers and the number and value of unexercised options at March 31, 2006.

                                                                                         Value of Unexercised
                   Number of                          Number of Shares Underlying        In-the-Money Options
                   Shares                             Unexercised Options at 03/31/06    at 03/31/06
Name               on Exercise   Value Realized       Exercisable/Unexercisable          Exercisable/Unexercisable
----               -----------   --------------       -------------------------------    -------------------------

James M. Heim           0              $0               250,000 / 0                        $0 / $0
John W. Schauweker      0              $0                10,000 / 0                        $0 / $0
James S. Nichols        0              $0               110,000 / 0                        $0 / $0

No Director or executive officer exercised any options during the fiscal year ended March 31, 2006.

Option Exercises

During the fiscal year, none of the executive officers identified in the Summary Compensation Table exercised any stock options, and, as of March 31, 2006, none held any in-the-money options.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders and Shareholders of Management
-----------------------------------------------------

The following table sets forth information, as of March 31, 2006, concerning the Common Stock beneficially owned by (i) each director of the Company (ii) the Company's Chief Executive Officer and its other executive officers, (iii) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all of the Company's directors and executive officers as a group.

Except as otherwise noted, the named individual beneficial owner has sole investment and voting power.

                                                                           Shares
                                                  Title of Class         Beneficially         Percent
                                                     of Stock             Owned (1)           of Class
Name of Beneficial Owner                          --------------        --------------        --------
------------------------
James M. Heim & Marlene Heim (2)                      Common              1,900,122             26.02%
John A. Schauweker (3) *                              Common                 10,000              0.14%
James S. Nichols (4)                                  Common                110,000              1.51%
Martin A. Diamond (5)                                 Common                292,728              4.01%
John R. Jordon and Billie S. Jordan (6)               Common                476,300              6.54%
HFG Properties Ltd. (7)                               Common                909,349             12.45%
All Directors and Executive
      Officers as a group (4 persons) (8)             Common              2,312,850             31.68%

*      Less than 1%

(1) The inclusion herein of any shares of common stock does not constitute an admission of beneficial ownership of such shares, but are included in accordance with rules of the Securities and Exchange Commission ("SEC"). The shareholdings include, pursuant to rules of the SEC, shares of common stock subject to options or warrants which are presently exercisable or which may become exercisable within 60 days following March 31, 2006 ("exercisable options").

(2) Comprised of a total of 1,650,122 shares and 250,000 shares subject to exercisable options. This includes 909,349 shares owned by HFG Properties Ltd., an Arizona limited partnership of which Mr. Heim is a general partner, and 81,561 shares owned by Sonoita Resources, an Arizona limited liability company of which Mr. Heim is a member. James M. Heim and Marlene Heim directly own an aggregate of 659,212 shares of common stock. Mr. Heim is an Executive Officer and Director.

(3)  Comprised of 10,000 shares subject to exercisable options.

(4)  Comprised of 110,000 shares subject to exercisable options.

(5)  Comprised of 292,728 shares. Mr. Diamond is an Executive Officer.

(6)  Comprised of 441,300 shares.

(7) HFG Properties Ltd. is an Arizona limited partnership of which Mr. James M. Heim is a general partner.

(8) Comprised of 1,942,850 shares and 370,000 shares subject to exercisable options.

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

Plan Category                           (a)                          (b)                             (c)
--------------------------    -------------------------     ---------------------     ------------------------------
Equity compensation
plans approved by                     655,000                       $0.47                         2,845,000
security holders

Equity compensation
plans not approved by
security holders                      700,000 (1)                   $0.75                               ---
                              -------------------------     ----------------------    ------------------------------

                    TOTAL           1,355,000                                                     2,845,000

(1) include warrants issued as consideration for consulting and advisory services, as well as warrants issued as consideration in connection with the renegotiation of a note. The exercise price for the warrants is $0.75 per share of common stock, and bear expiration dates ranging from September 2006 through March 2007.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 30, 1999, the Company authorized the sale of 75,000 shares of the Series C Preferred Stock, including 37,500 shares to HFG Properties, Ltd., an Arizona limited partnership of which Mr. Heim is a general partner, and 37,500 shares to Sonoita Resources, an Arizona limited liability company of which Mr. Heim is a member, for an aggregate of $750,000, pursuant to two subscription agreements. In conjunction with a dispute involving holders of the Series B Preferred Stock, the Board of Directors indefinitely suspended one of the subscription agreements, which had an amount outstanding of $191,500. During the fiscal year ending March 31, 2004, the outstanding subscription agreement in the amount of $191,500 was canceled. Total amount of shares of the Series C Preferred Stock issued after the cancellation of the remaining subscription agreement was 55,850 shares for an aggregate consideration of $558,500. During the fiscal year ending March 31, 2006, Mr. Heim purchased the interest of one of the other members of Sonoita Resources increasing his ownership interest to 15,000 shares of the Series C Preferred Stock.

     During the fiscal years ended March 31, 2005 and March 31, 2006, Mr. Heim and Mr. Diamond, who are executive officers of the Company, provided approximately $40,000 and $55,000 respectively, in capital financing to the
Company in the form of payments of current operating expenses. These expenditures were critical to the ongoing operations. These expenses included accounting, auditing, SEC reporting and general operating and administrative expenditures related to the efforts to re-organize the creditors and efforts to secure capital. In addition, Mr. Heim deferred all of the $240,000 of compensation due under his employment agreement with the Company. These obligations which have been incurred since the foreclosure action in the prior fiscal year will be treated as priority obligations by the Company.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.   Documents filed as part of this report:

     1. Financial Statements. The following financial statements filed as part of this report are listed on pages F-2 to F-19 and herein by reference:

     Financial Statements                                                                    Page
     --------------------                                                                    ----

     Report of Independent Public Accountants (March 31, 2006)                               F-3

     Financial Statements
              Balance Sheet                                                                  F-4
              Statements of Operations                                                       F-5
              Statements of Changes in Stockholders' Equity (Deficit)                        F-6
              Statements of Cash Flows                                                       F-7

     Notes to Financial Statements                                                           F-8

     2. Exhibit:

     Exhibit Number     Document                                                             Page
     --------------     --------                                                             ----
     3.1                Articles of Incorporation by the Company*
     3.1.1              Specimen of Series A 8% Cumulative Convertible
                        Preferred Stock**
     3.1.2              Specimen of Series B 10% Cumulative Convertible
                        Preferred Stock***
     3.1.3              Specimen of Series C 10% Cumulative Convertible
                        Preferred Stock****
     3.2                Bylaws of the Company*
     4.2                Specimen of Common Stock Certificate*
     10.15              1994 Stock Option Plan, Form of Incentive Agreement*
     10.16              Employment Agreement of  James M. Heim*****
     10.20              Form of Stock Purchase Agreement, Promissory
                        Note and Escrow Agreement for July 31, 1994
                        Issuance of Common Stock*
     31                 Certification Pursuant to 18 U.S.C. SECTION 1350 of James M. Heim,
                        Chief Executive Officer
     32                 Certification Pursuant to 18 U.S.C. SECTION 1350 of James M. Heim,
                        Chief Executive Officer
     99.1               Consolidated Financial Statements

* Incorporated by reference to the corresponding exhibit number in the Company's Registration Statement on Form SB-2 (Commission file no. 33-89384-LA).

** Incorporated by reference to the corresponding exhibit number in the Company's Form 8-K filed on August 23, 1996.

***   Incorporated  by  reference  to the  corresponding  exhibit number  in the
Company's Form 10-KSB filed on July 14, 1999.

****   Incorporated  by reference to exhibit  number 3.1 in the  Company's  Form
10-QSB filed on February 22, 2000.

***** Incorporated by reference to the corresponding exhibit number on the Company's Form 10-QSB filed on August 12, 2004.


B. Report on Form 8-K.

         No Reports on Form 8-K have been filed by the Company during the fiscal year ended March 31, 2005 or for the fiscal year ended March 31, 2006

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PROLOGIC MANAGEMENT SYSTEMS, INC.

DATED:  July 26, 2006             By: /s/  James M. Heim
        -------------                 --------------------------------
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


Signature                    Capacity                      Date
---------                    --------                      ----

/s/  James M. Heim           James M. Heim                 July 26, 2006
------------------           Chief Executive Officer
                             President and Director

/s/ John W. Schauweker       John W. Schauweker,           July 26, 2006
----------------------       Director

/s/  James S. Nichols        James S. Nichols,             July 26, 2006
---------------------        Director