Form 10QSB
period 2006-06-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2006-08-15
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2006


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

                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes  __X__     No  _____ .


Number of shares of common stock outstanding on June 30, 2006 was 7,301,364.


Transitional Small Business Disclosure Format:
                                               Yes  _____     No  __X__ .

                        Prologic Management Systems, Inc.

                                      Index


                                                                            Page
                                                                            ----


Part I.    FINANCIAL INFORMATION                                              3

Item 1.    Condensed Financial Statements

           Condensed Balance Sheet at June 30, 2006 (unaudited) and
           March 31, 2006                                                     3

           Condensed Statements of Operations for the Three Months Ended
           June 30, 2006 (unaudited) and June 30, 2005 (unaudited)            4

           Condensed Statements of Cash Flows for the Three Months Ended
           June 30, 2006 (unaudited) and June 30, 2005 (unaudited)            5

           Notes to Condensed Financial Statements                            6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            7

Item 3.    Controls and Procedures                                           11


Part II.   OTHER INFORMATION                                                 11

Item 1.    Legal Proceedings                                                 11

Item 2.    Changes in Securities                                             11

Item 3.    Defaults upon Senior Securities                                   11

Item 4.    Submission of Matters to a Vote by Security Holders               11

Item 5.    Other Information                                                 11

Item 6.    Exhibits and Reports on Form 8-K                                  11



SIGNATURES                                                                   12

PART I.  FINANCIAL INFORMATION

ITEM  1.  Condensed Financial Statements

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                             CONDENSED BALANCE SHEET

                                                                  June 30,          March 31,
                                                                    2006              2006
                                                               ---------------   ---------------
ASSETS                                                           (unaudited)

Current assets:
  Cash                                                        $            12   $            12

TOTAL ASSETS                                                  $            12   $            12
                                                               ===============   ===============
Current liabilities:
  Due to Shareholders                                         $       119,246   $        95,735
  Accounts payable                                                    176,488           183,695
  Notes payable                                                       398,846           398,846
  Accrued expenses                                                    632,443           602,443
  Accrued dividends                                                   343,738           325,400
                                                               ---------------   ---------------

Total liabilities                                                   1,670,761         1,606,119
                                                               ---------------   ---------------



Preferred stock:
  Series A cumulative convertible preferred stock, no par
   value, 16,667 shares authorized, 16,667 shares issued and
   outstanding                                                        100,000           100,000
  Series B cumulative convertible preferred stock, no par
   value, 100,000 shares authorized, 9,500 shares issued and
   outstanding                                                         68,588            68,588
  Series C cumulative convertible preferred stock, no par,
   100,000 shares authorized, 55,850 shares issued and
   outstanding                                                        558,500           558,500
                                                               ---------------   ---------------

                                                                      727,088           727,088
                                                               ---------------   ---------------
Stockholders' deficit:
  Common stock, no par value, 50,000,000 shares authorized,
   7,301,364 shares issued and outstanding at June 30, 2006
   and March 31, 2006                                              10,205,467        10,205,467
  Warrants                                                            970,766           970,766
  Accumulated deficit                                             (13,574,070)      (13,509,428)
                                                               ---------------   ---------------

Total stockholders' deficit                                        (2,397,837)       (2,333,195)
                                                               ---------------   ---------------

                                                               ---------------   ---------------

TOTAL LIABILITIES, PREFERRED STOCK AND
 STOCKHOLDERS' DEFICIT                                        $            12   $            12
                                                               ===============   ===============


            See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended
                                                                           June 30,
                                                               ---------------------------------
                                                                     2006              2005
                                                               ---------------   ---------------
                                                                 (unaudited)       (unaudited)
Revenue:

Operating expenses:
  General and administrative                                  $        46,304   $        35,984

Total operating expenses                                               46,304            35,984
                                                               ---------------   ---------------

                        Operating Loss                                (46,304)          (35,984)
                                                               ---------------   ---------------

Other Income (expense):
  Interest expense                                                          -                 -
  Other income (expense)                                                    -                 -
                                                               ---------------   ---------------

  Total other expense                                                       -                 -
                                                               ---------------   ---------------

                   Loss Before Income Taxes                           (46,304)          (35,984)
                                                               ---------------   ---------------

                Income Tax (Benefit) Provision                              -                 -
                                                               ---------------   ---------------

                     Loss From Operations                             (46,304)          (35,984)
                                                               ---------------   ---------------

                           Net Loss                                   (46,304)          (35,984)

Preferred stock dividend                                              (18,338)          (18,338)
                                                               ---------------   ---------------

          Net Loss available to Common Stockholders           $       (64,642)  $       (54,322)
                                                               ===============   ===============


Weighted average number of common shares:
  Basic and diluted                                                 7,301,364         7,275,048
                                                               ===============   ===============

Loss per common share:
  Basic and diluted                                           $         (0.01)  $         (0.01)
                                                               ===============   ===============


            See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH                                      Three Months Ended June 30,
                                                                     2006              2005
                                                               ---------------   ---------------
                                                                 (unaudited)       (unaudited)
Cash flows from operating activities:
  Net loss                                                    $       (46,304)  $       (35,984)

  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Change in assets and liabilities:
        Accounts payable and accrued expenses                          46,304            35,705

  Net cash provided (used in) by operating activities                       -              (279)
                                                               ---------------   ---------------


Cash flows from investing activities:
  Purchase of equipment                                                     -                 -
                                                               ---------------   ---------------

Net cash used in investing activities                                       -                 -
                                                               ---------------   ---------------

Cash flows from financing activities:
  Repayment of debt                                                         -                 -
                                                               ---------------   ---------------

Net cash provided by (used in) financing activities                         -                 -
                                                               ---------------   ---------------

Net increase (decrease) in cash                                             -              (279)

Cash, beginning of period                                                  12               341
                                                               ---------------   ---------------

Cash, end of period                                           $            12   $            62
                                                               ---------------   ---------------



Supplemental statement of cash flow information:
  Cash paid during the quarter for interest                   $             -   $             -
  Cash paid during the quarter for taxes                                    -                 -

Non-cash financing and investing activities:
  None                                                        $             -   $             -


            See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis of Presentation - Interim Periods

     The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2006. The results of operations for the three-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As previously reported in its Report on Form 10-KSB for the fiscal year ended March 31, 2006, the Company has no business operations and has negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors qualified their opinion on the Company's March 31, 2006 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company's ability to continue as a going concern.

2.   Nature of Business and Summary of Operations.

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

     All of the information provided herein regarding the operations and the financial performance of the Company are provided for historical and financial reporting purposes. The operations and the respective performance provided herein, as well as prior fiscal years, will provide no basis for any future performance.

3.   Creditor Negotiations.

     As of June 30, 2006, the Company had approximately $1,670,000 of liabilities and obligations to third parties. The Company continues to negotiate its obligations with the individual creditors. In addition, the Company is reviewing its options for reorganization under the United States Bankruptcy Code. Should these obligations be settled in liquidation or otherwise, the ultimate settlement amounts could vary significantly from the carrying value of the obligations. The carrying value of the obligations at June 30, 2006, represents management's estimate of the obligation amounts considering the original liability and other factors such as potential methods of settling the obligation based on communications with the creditors. (See Liquidity and Capital Resources).

4.   Earnings Per Share

     FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three month periods ended June 30, 2006 and June 30, 2005, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 1,595,446, and 1,760,446, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.


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


INTRODUCTION

     Prior to the foreclosure action in February of 2004, the Company provided systems integration services, technology products and related services. The majority of the Company's revenues were generated from systems integration and related product sales. However, as a result of this foreclosure, the Company ceased to have business operations. For additional information on the operating results of the Company for the prior fiscal years, see the Consolidated Financial Statements of the Company and Notes thereto contain in the Annual Report on Form 10-KSB for the fiscal years ended March 31, 2005 and March 31, 2006. The discussion should be read in conjunction with and is qualified in its entirety by the Consolidated Financial Statements of the Company and Notes thereto.

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

RESULTS OF OPERATIONS

     General and Administrative. General and administrative expenses for the quarter ended June 30, 2006 were $46,304 as compared to $35,984 for the same period of the previous year. The increase in these expenses is attributable to the increased efforts related to the reorganization of creditors and the efforts to secure an operating business for the Company.

     Operating Income (loss). Operating loss for the quarter ended June 30, 2006 was $46,304, as compared to an operating loss of $35,984 for the same period of the previous year.

     Interest Expense and Other Income. Due to the insolvency of the Company, no interest expense was accrued for the current quarter ended June 30, 2006 or for the same period of the previous year.

     Income (Loss) from Continuing Operations. The loss from continued operations for the quarter ended June 30, 2006 was $46,304, as compared to $35,984 for the same period of the prior fiscal year.

     Income Taxes. The Company had no income tax expense for the first quarters of fiscal 2006 and 2005. As of June 30, 2006, the Company had Federal net operating loss carry forwards of approximately $9,012,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Loss. Net loss for the quarter ended June 30, 2006 was $46,304, or a loss of approximately $0.01 per share, compared to a loss of $35,984, or a loss of approximately $0.01 per share, for the same period of the previous year. The increase in net loss was attributable to the increased efforts related to the reorganization of creditors and the efforts to secure an operating business for the Company.

LIQUIDITY AND CAPITAL RESOURCES

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

     At June 30, 2006, the Company had a working capital deficit of approximately $2,398,000 versus a deficit of approximately $2,333,000 at March 31, 2006. The cash balance at June 30, 2006 was $12. As a result, the Company is evaluating the alternatives of reorganizing the creditors on a voluntary basis and/or having to place the Company under the protection of the Federal Bankruptcy Code.

     As a result of the working capital deficit at March 31, 2006 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

     No cash was used by operations for the quarter ended June 30, 2006 compared to cash used by operations of $329 in the same period of the previous year. No cash was used in investing activities in the quarter ended June 30, 2005 or the quarter ended June 30, 2006. No cash was provided by financing activities for the quarter ended June 30, 2005 or the quarter ended June 30, 2006.

     During quarter ended June 30, 2006, the Company purchased no capital equipment or software.

     At June 30, 2006, the Company had current debt obligations, or debt that will become due within twelve months, of $1671,000. Of these obligations, approximately $344,000 were accrued dividends and the remaining $1,327,000 are related to other obligations. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations; conversion to equity; and any other means to eliminate the debt to allow the Company to attract additional capital. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.

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

"SAFE HARBOR" Statement under the Private Securities Litigation Reform Act of
1995

     Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10-QSB for the quarter ended June 30, 2005. Except for the historical information contained herein, the matters discussed in this report on Form 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are numerous important factors and risks, including the rapid change in market conditions, the anticipation of growth of certain market segments, the volatility inherent in the capital and financial markets, the Company's ability to manage acquisitions and attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the forward-looking statements made herein.

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

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          See Item 1 Legal Proceedings and Notes to Condensed Financial Statements in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2006.

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

Item 6.   Exhibits and Reports on Form 8-K

          A. Exhibits filed herewith:

             31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith)

             32.1 Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-B. (Filed herewith)

          B. Reports:

             No reports on Form 8-K were filed during the quarter ended June 30, 2006.



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PROLOGIC MANAGEMENT SYSTEMS, INC.



     DATED: August 14, 2006                By:   /s/  James M. Heim
                                               ---------------------------------
                                                      James M. Heim
                                                      Chief Executive Officer