Form 10QSB
period 2006-09-30
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2006-11-14
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2006


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

                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.


Number of shares of common stock outstanding on September 30, 2006 was 7,301,364.


Transitional Small Business Disclosure Format:
                              Yes ____; No __X__

                        Prologic Management Systems, Inc.

                                      Index


                                                                            Page
                                                                            ----

Part I. FINANCIAL INFORMATION                                                 3

Item 1.  Condensed Financial Statements

         Condensed Balance Sheet at September 30, 2006 (unaudited) and
         March 31, 2006                                                       3

         Condensed Statements of Operations for the Three and Six Months Ended
         September 30, 2006 (unaudited) and September 30, 2005 (unaudited)    4

         Condensed Statements of Cash Flows for the Six Months Ended
         September 30, 2006 (unaudited) and September 30, 2005 (unaudited)    5

         Notes to Condensed Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition                                                  7

Item 3.  Controls and Procedures                                             11


Part II. OTHER INFORMATION                                                   12

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities                                               12

Item 3.  Defaults upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote by Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                    12


SIGNATURES                                                                   12

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                             CONDENSED BALANCE SHEET

                                                                            September 30,      March 31,
                                                                                2006             2006
                                                                           --------------   --------------
ASSETS                                                                       (unaudited)

Current assets:
  Cash                                                                     $          12    $          12

TOTAL ASSETS                                                               $          12    $          12
                                                                           ==============   ==============

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Due to Shareholders                                                      $     125,504    $      95,735
  Accounts payable                                                               196,332          183,695
  Notes payable                                                                  398,846          398,846
  Accrued expenses                                                               662,443          602,443
  Accrued dividends                                                              362,076          325,400
                                                                           --------------   --------------

Total liabilities                                                              1,745,201        1,606,119
                                                                           --------------   --------------


Preferred stock:
  Series A cumulative convertible preferred stock, no par value, 16,667
   shares authorized, 16,667 shares issued and outstanding                       100,000          100,000
  Series B cumulative convertible preferred stock, no par value, 100,000
   shares authorized, 9,500 shares issued and outstanding                         68,588           68,588
  Series C cumulative convertible preferred stock, no par, 100,000 shares
   authorized, 55,850 shares issued and outstanding                              558,500          558,500
                                                                           --------------   --------------

                                                                                 727,088          727,088
                                                                           --------------   --------------
Stockholders' deficit:
  Common stock, no par value, 50,000,000 shares authorized, 7,301,364 shares issued and outstanding at September 30, 2006 and March 31, 2006
                                                                              10,205,467       10,205,467
  Warrants                                                                       970,766          970,766
  Accumulated deficit                                                        (13,648,510)     (13,509,428)
                                                                           --------------   --------------

Total stockholders' deficit                                                   (2,472,277)      (2,333,195)
                                                                           --------------   --------------
                                                                           --------------   --------------
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
                                                                           $          12    $          12

                                                                           ==============   ==============

            See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                Three Months Ended          Six Months Ended
                                                   September 30,              September 30,
                                               2005          2006          2005         2006
                                           ------------  ------------  -----------  -----------
                                            (unaudited)   (unaudited)  (unaudited)  (unaudited)
Revenue:

Operating expenses:
   General and administrative                   42,502        56,101       78,485      102,405
                                           ------------  ------------  -----------  -----------
 Total operating expenses                       42,502        56,101       78,485      102,405

           Operating loss                      (42,502)      (56,101)     (78,485)    (102,405)
                                           ------------  ------------  -----------  -----------

Other income (expense):
   Interest expense                                  -             -            -            -
   Other income (expense)                            -             -            -            -
                                           ------------  ------------  -----------  -----------
 Total other income (expense)                        -             -            -            -

   Loss Before Income Taxes                    (42,502)      (56,101)     (78,485)    (102,405)

   Income Tax (Benefit) Provision                    -             -            -            -

   Loss from Operations                        (42,502)      (56,101)     (78,485)    (102,405)
                                           ------------  ------------  -----------  -----------

       Net loss                                (42,502)      (56,101)     (78,485)    (102,405)
                                           ============  ============  ===========  ===========


Preferred stock dividend                       (18,338)      (18,338)     (36,676)     (36,676)


Net Loss available to Common Stockholders  $   (60,840)  $   (74,439)  $ (115,161)  $ (139,081)
                                           ============  ============  ===========  ===========


Weighted average number of common shares:
   Basic and diluted                         7,275,048     7,301,361    7,275,048    7,301,361
                                           ============  ============  ===========  ===========

Loss per common share:
   Basic and diluted                       $     (0.01)  $     (0.01)  $    (0.02)  $    (0.02)
                                           ============  ============  ===========  ===========


            See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH                                                 Six Months Ended
                                                                              September 30,
                                                                            2006          2005
                                                                        -----------   -----------
                                                                        (unaudited)   (unaudited)
Cash flows from operating activities:
  Net loss
                                                                        $ (102,405)   $  (78,485)

  Adjustments to reconcile net loss to net cash provided by operating
    Activities:
      Change in assets and liabilities:
       Accounts payable and accrued expenses                               102,405        78,206

  Net cash provided (used in) by operating activities                            -          (279)
                                                                        -----------   -----------


Cash flows from investing activities:
  Purchase of equipment                                                          -             -
                                                                        -----------   -----------

Net cash used in investing activities                                            -             -
                                                                        -----------   -----------

Cash flows from financing activities:
  Repayment of debt                                                              -             -
                                                                        -----------   -----------

Net cash provided by (used in) financing activities                              -             -
                                                                        -----------   -----------

Net increase (decrease) in cash                                                  -          (279)

Cash, beginning of period                                                       12           341
                                                                        -----------   -----------
Cash, end of period                                                     $       12    $       62
                                                                        ===========   ===========


Supplemental statement of cash flow information:
  Cash paid during the quarter for interest                             $        -    $        -
  Cash paid during the quarter for taxes                                         -             -

Non-cash financing and investing activities:
  None                                                                  $        -    $        -


            See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis of Presentation - Interim Periods

     The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2006. The results of operations for the three-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.   Creditor Negotiations.

     As of September 30, 2006, the Company had approximately $1,745,000 of liabilities and obligations to third parties. The Company continues to negotiate its obligations with the individual creditors. In addition, the Company is reviewing its options for reorganization under the United States Bankruptcy Code. Should these obligations be settled in liquidation or otherwise, the ultimate settlement amounts could vary significantly from the carrying value of the obligations. The carrying value of the obligations at September 30, 2006, represents management's estimate of the obligation amounts considering the original liability and other factors such as potential methods of settling the obligation based on communications with the creditors. (See Liquidity and Capital Resources).

4.   Earnings Per Share

     FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three month periods ended September 30, 2006 and September 30, 2005, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 995,446, and 1,486,666, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.

5.   Stock-Based Compensation

     The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 123(R),  "Accounting  for  Stock-Based  Compensation"  (SFAS No.
     123). SFAS No. 123(R) defines a fair-value-based method of accounting for employee stock options or similar equity instruments. There was no stock based compensation for the periods presented.


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

RESULTS OF OPERATIONS


Three Months Ended September 30, 2006 and 2005
----------------------------------------------

     General and Administrative. General and administrative expenses for the quarter ended September 30, 2006 were $56,101 as compared to $42,502 for the same period of the previous year. The increase in these expenses is attributable to the increased efforts related to the reorganization of creditors and the efforts to secure an operating business for the Company.

     Operating Income (loss). Operating loss for the quarter ended September 30, 2006 was $56,101, as compared to an operating loss of $42,502 for the same period of the previous year.

     Interest Expense and Other Income. Due to the insolvency of the Company, no interest expense was accrued for the current quarter ended September 30, 2006 or for the same period of the previous year.

     Income  (Loss)  from  Continuing   Operations.   The  loss  from  continued
operations for the quarter ended September 30, 2006 was$56,101, as compared to $42,502 for the same period of the prior fiscal year.

     Income Taxes. The Company had no income tax expense for the first quarters of fiscal 2006 and 2005. As of September 30, 2006, the Company had Federal net operating loss carry forwards of approximately $9,070,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Loss. Net loss for the quarter ended September 30, 2006 was $56,101, or a loss of approximately $0.01 per share, compared to a loss of $42,502, or a loss of approximately $0.01 per share, for the same period of the previous year. The increase in net loss was attributable to the increased efforts related to the reorganization of creditors and the efforts to secure an operating business for the Company.


Six Months Ended September 30, 2006 and 2005
--------------------------------------------

     General and Administrative. General and administrative expenses for the six months ended September 30, 2006 were $102,405, as compared to $78,485 for the same period of the previous year. The increase in these expenses is attributable to the increased efforts related to the reorganization of creditors and the efforts to secure an operating business for the Company.

     Operating Income (loss). Operating loss for the six months ended September 30, 2006 was $102,405, as compared to an operating loss of $78,485 for the same period of the previous year.

     Interest Expense and Other Income. Due to the insolvency of the Company, no interest expense was accrued for the six months ended September 30, 2006 or for the same period of the previous year.

     Income  (Loss)  from  Continuing   Operations.   The  loss  from  continued
operations for the six months ended September 30, 2006 was $102,405, as compared to $78,485 for the same period of the prior fiscal year.

     Income Taxes. The Company had no income tax expense for the first six months of fiscal 2006 and 2005. As of September 30, 2006, the Company had Federal net operating loss carry forwards of approximately $9,070,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

     Net Loss. Net loss for the six months ended September 30, 2006 was $102,405, or a loss of approximately $0.02 per share, compared to a loss of $78,485, or a loss of approximately $0.02 per share, for the same period of the previous year. The increase in these expenses is attributable to the increased efforts related to the reorganization of creditors and the efforts to secure an operating business for the Company.

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

     At September 30, 2006, the Company had a working capital deficit of approximately $2,472,000 versus a deficit of approximately $2,333,000 at March 31, 2006. The cash balance at September 30, 2006 was $12. As a result, the Company is evaluating the alternatives of reorganizing the creditors on a voluntary basis and/or having to place the Company under the protection of the Federal Bankruptcy Code.

     As a result of the working capital deficit at March 31, 2006 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

     No cash was used by operations for the quarter ended September 30, 2006 compared to cash used by operations of $279 in the same period of the previous year. No cash was used in investing activities in the quarter ended September 30, 2005 or the quarter ended September 30, 2006. No cash was provided by financing activities for the quarter ended September 30, 2005 or the quarter ended September 30, 2006.

     During quarter ended September 30, 2006, the Company purchased no capital equipment or software.

     At September 30, 2006, the Company had current debt obligations, or debt that will become due within twelve months, of $1,745,000. Of these obligations, approximately $362,000 were accrued dividends and the remaining $1,383,000 are related to other obligations. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations; conversion to equity; and any other means to eliminate the debt to allow the Company to attract additional capital. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.


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


RISK FACTORS

     An investment in the Company should be considered speculative, and to a high degree of risk. In addition to the other information contained in the
Annual  Report  on Form  10-KSB  for the  fiscal  year  ended  March  31,  2006, prospective investors should carefully consider the following risk and speculation factors:

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

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits filed herewith:

            31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B. (Filed herewith)

            32.1 Certification of Chief Executive Officer pursuant to item 601(b)(32) of Regulation S-B. (Filed herewith)

         B. Reports:

            No reports on Form 8-K were filed during the quarter ended September 30, 2006.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PROLOGIC MANAGEMENT SYSTEMS, INC.


     DATED: November 13, 2006                  By: /s/ James M. Heim
                                                   -----------------------------
                                                       James M. Heim
                                                       Chief Executive Officer