Form 10QSB
period 2006-12-31
PROLOGIC MANAGEMENT SYSTEMS INC
filed 2007-02-13
CIK 938320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2006


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

Number of shares of common stock outstanding on December 31, 2006 was 7,301,364.


Transitional Small Business Disclosure Format:
                                                Yes _____; No ___X___


                        Prologic Management Systems, Inc.

                                      Index


                                                                                                        Page

Part I.           FINANCIAL INFORMATION                                                                  3

Item 1.           Condensed Financial Statements

                  Condensed Balance Sheet at December 31, 2006 (unaudited) and
                  March 31, 2006                                                                         3

                  Condensed Statements of Operations for the Three and Nine Months Ended
                  December 31, 2006 (unaudited) and December 31, 2005 (unaudited)                        4

                  Condensed Statements of Cash Flows for the Nine Months Ended
                  December 31, 2006 (unaudited) and December 31, 2005 (unaudited)                        5

                  Notes to Condensed Financial Statements                                                6

Item 2.           Management's Discussion and Analysis of Results of Operations and
                  Financial Condition                                                                    7

Item 3.           Controls and Procedures                                                               11

Part II.          OTHER INFORMATION                                                                     12

Item 1.           Legal Proceedings                                                                     12

Item 2.           Changes in Securities                                                                 12

Item 3.           Defaults upon Senior Securities                                                       12

Item 4.           Submission of Matters to a Vote by Security Holders                                   12

Item 5.           Other Information                                                                     12

Item 6.           Exhibits and Reports on Form 8-K                                                      12


SIGNATURES                                                                                              12

PART I.  FINANCIAL INFORMATION

ITEM  1.  Condensed Financial Statements


                                                                                          December 31,     March 31,
                                                                                              2006           2006
                                                                                          -------------   ------------
ASSETS                                                                                     (unaudited)

Current assets:
  Cash                                                                                     $        117   $         12

TOTAL ASSETS                                                                               $        117   $         12
                                                                                          =============   ============

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Due to Shareholders                                                                       $    133,136    $    95,735
 Accounts payable                                                                               193,384        183,695
 Notes payable                                                                                  398,846        398,846
 Accrued expenses                                                                               706,193        602,443
 Accrued dividends                                                                              380,414        325,400
                                                                                           ------------   ------------

Total liabilities                                                                             1,811,974      1,606,119
                                                                                           ------------   ------------



Preferred stock:
 Series A cumulative convertible preferred stock, no par value, 16,667 shares authorized,
  16,667 shares issued and outstanding                                                          100,000        100,000
 Series B cumulative convertible preferred stock, no par value, 100,000 shares authorized,
  9,500 shares issued and outstanding                                                            68,588         68,588
 Series C cumulative convertible preferred stock, no par, 100,000 shares authorized, 55,850
  shares issued and outstanding                                                                 558,500        558,500
                                                                                           ------------   ------------

                                                                                                727,088        727,088
                                                                                           ------------   ------------
Stockholders' deficit:
 Common stock, no par value, 50,000,000 shares authorized, 7,301,364 shares issued and
  outstanding at December 31, 2006 and March 31, 2006                                        10,205,467     10,205,467
 Warrants                                                                                       970,766        970,766
 Accumulated deficit                                                                        (13,715,178)   (13,509,428)
                                                                                           ------------   ------------

Total stockholders' deficit                                                                  (2,538,945)    (2,333,195)
                                                                                           ------------   ------------
                                                                                           ------------   ------------

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT                               $        117   $         12
                                                                                           ============   ============

            See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended       Nine Months Ended
                                                                              December 31,            December 31,
                                                                            2005        2006        2005        2006
                                                                         ----------- ----------- ----------- -----------
                                                                         (unaudited) (unaudited) (unaudited) (unaudited)
Revenue:
Operating expenses:
    General and administrative                                               39,047      48,329     117,532     150,734
                                                                         ----------- ----------- ----------- -----------
 Total operating expenses                                                    39,047      48,329     117,532     150,734

                   Operating loss                                           (39,047)    (48,329)   (117,532)   (150,734)
                                                                         ----------- ----------- ----------- -----------

Other income (expense):
    Interest expense                                                              -           -           -           -
    Other income (expense)                                                        -           -           -           -
                                                                         ----------- ----------- ----------- -----------
 Total other income (expense)                                                     -           -           -           -

    Loss Before Income Taxes                                                (39,047)    (48,329)   (117,532)   (150,734)

    Income Tax (Benefit) Provision                                                -           -           -           -

    Loss from Operations                                                    (39,047)    (48,329)   (117,532)   (150,734)
                                                                         ----------- ----------- ----------- -----------

           Net loss                                                         (39,047)    (48,329)   (117,532)   (150,734)
                                                                         =========== =========== =========== ===========


Preferred stock dividend                                                    (18,338)    (18,338)    (55,014)    (55,014)

Net Loss available to Common Stockholders                               $   (57,385)$   (68,574)$  (172,546)$  (207,655)
                                                                         =========== =========== =========== ===========


Weighted average number of common shares:
    Basic and diluted                                                     7,275,620   7,301,361   7,275,238   7,301,361
                                                                         =========== =========== =========== ===========

Loss per common share:
    Basic and diluted                                                   $     (0.01)$     (0.01)$     (0.02)$     (0.03)
                                                                         =========== =========== =========== ===========

            See accompanying notes to condensed financial statements.

                        PROLOGIC MANAGEMENT SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                      December 31,
                                                                                                    2006        2005
                                                                                                 ----------- -----------
                                                                                                 (unaudited) (unaudited)
Cash flows from operating activities:
  Net loss                                                                                      $  (150,734)$  (117,532)

  Adjustments to reconcile net loss to net cash provided by operating
  Activities:
   Gain on exchange of stock for debt:                                                                           (9,606)
   Change in assets and liabilities:
    Accounts payable and accrued expenses                                                           150,839     126,809

  Net cash provided (used in) by operating activities                                                   105        (329)
                                                                                                 ----------- -----------


Cash flows from investing activities:
  Purchase of equipment                                                                                   -           -
                                                                                                 ----------- -----------

Net cash used in investing activities                                                                     -           -
                                                                                                 ----------- -----------

Cash flows from financing activities:
  Repayment of debt                                                                                       -           -
                                                                                                 ----------- -----------

Net cash provided by (used in) financing activities                                                       -           -
                                                                                                 ----------- -----------

Net increase (decrease) in cash                                                                         105        (329)

Cash, beginning of period                                                                                12         341
                                                                                                 ----------- -----------

Cash, end of period                                                                             $       117 $        12
                                                                                                 =========== ===========



Supplemental statement of cash flow information:
  Cash paid during the quarter for interest                                                     $         - $         -
  Cash paid during the quarter for taxes                                                                  -           -

Non-cash financing and investing activities:
   Common stock issued in exchange for relief of debt:                                          $         - $       394


            See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation - Interim Periods

         The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 2006. The results of operations for the three-month periods ended December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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


3. Creditor Negotiations.

         As of December 31, 2006, the Company had approximately $1,334,000 of liabilities and obligations to third parties. The Company continues to negotiate its obligations with the individual creditors. In addition, the Company is reviewing its options for reorganization under the United States Bankruptcy Code. Should these obligations be settled in liquidation or otherwise, the ultimate settlement amounts could vary significantly from the carrying value of the obligations. The carrying value of the obligations at December 31, 2006, represents management's estimate of the obligation amounts considering the original liability and other factors such as potential methods of settling the obligation based on communications with the creditors. (See Liquidity and Capital Resources).

4. Earnings Per Share

         FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the three month periods ended December 31, 2006 and December 31, 2005, potential common stock, consisting of stock options, warrants and convertible preferred stock totaling 995,446, and 1,355,000, respectively, are excluded from the computation of diluted earnings per share because they are antidilutive.


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

RESULTS OF OPERATIONS


Three Months Ended December 31, 2006 and 2005
---------------------------------------------

         General and Administrative. General and administrative expenses for the quarter ended December 31, 2006 were $48,329 as compared to $39,047 for the same period of the previous year. The increase in these expenses is attributable to the increased efforts related to the reorganization of creditors and the efforts to secure an operating business for the Company.

         Operating Income (loss). Operating loss for the quarter ended December 31, 2006 was $48,329, as compared to an operating loss of $39,047 for the same period of the previous year.

         Interest Expense and Other Income. Due to the insolvency of the Company, no interest expense was accrued for the current quarter ended December 31, 2006 or for the same period of the previous year.

         Income (Loss) from Continuing Operations. The loss from continued operations for the quarter ended December 31, 2006 was$48,329, as compared to $39,047 for the same period of the prior fiscal year.

         Income Taxes. The Company had no income tax expense for the first quarters of fiscal 2006 and 2005. As of December 31, 2006, the Company had Federal net operating loss carry forwards of approximately $9,120,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Loss. Net loss for the quarter ended December 31, 2006 was $48,329, or a loss of approximately $0.01 per share, compared to a loss of $39,047, or a loss of approximately $0.01 per share, for the same period of the previous year. The increase in net loss was attributable to the increased efforts related to the reorganization of creditors and the efforts to secure an operating business for the Company.


Nine Months Ended December 31, 2006 and 2005
--------------------------------------------

         General and Administrative. General and administrative expenses for the nine months ended December 31, 2006 were $150,734, as compared to $117,532 for the same period of the previous year. The increase in these expenses is attributable to the increased efforts related to the reorganization of creditors and the efforts to secure an operating business for the Company.

         Operating Income (loss). Operating loss for the nine months ended December 31, 2006 was $150,734, as compared to an operating loss of $117,532 for the same period of the previous year.

         Interest Expense and Other Income. Due to the insolvency of the Company, no interest expense was accrued for the nine months ended December 31, 2006 or for the same period of the previous year.

         Income (Loss) from Continuing Operations. The loss from continued operations for the nine months ended December 31, 2006 was $150,734, as compared to $117,532 for the same period of the prior fiscal year.

         Income Taxes. The Company had no income tax expense for the first nine months of fiscal 2006 and 2005. As of December 31, 2006, the Company had Federal net operating loss carry forwards of approximately $9,070,000. The utilization of net operating loss carry forwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

         Net Loss. Net loss for the nine months ended December 31, 2006 was $150,734, or a loss of approximately $0.03 per share, compared to a loss of $117,532, or a loss of approximately $0.02 per share, for the same period of the previous year. The increase in these expenses is attributable to the increased efforts related to the reorganization of creditors and the efforts to secure an operating business for the Company.

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

         At December 31, 2006, the Company had a working capital deficit of approximately $2,534,000 versus a deficit of approximately $2,333,000 at March 31, 2006. The cash balance at December 31, 2006 was $117. As a result, the Company is evaluating the alternatives of reorganizing the creditors on a voluntary basis and/or having to place the Company under the protection of the Federal Bankruptcy Code.

         As a result of the working capital deficit at March 31, 2006 (the Company's fiscal year end), the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

         Cash provided by operations for the quarter ended December 31, 2006 of $105 compared to cash used by operations of $279 in the same period of the previous year. No cash was used in investing activities in the quarter ended December 31, 2005 or the quarter ended December 31, 2006. No cash was provided by financing activities for the quarter ended December 31, 2005 or the quarter ended December 31, 2006.

         During quarter ended December 31, 2006, the Company purchased no capital equipment or software.

         At December 31, 2006, the Company had current debt obligations, or debt that will become due within twelve months, of $1,812,000. Of these obligations, approximately $381,000 were accrued dividends and the remaining $1,431,000 are related to other obligations. The Company will not be able to service or repay any of this debt. As a result, the Company will need to renegotiate the terms of these obligations; conversion to equity; and any other means to eliminate the debt to allow the Company to attract additional capital. The Company continues to review its strategic alternatives, including raising capital through debt or equity financing in conjunction with the conversion of the existing debt.


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

Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits filed herewith:

          31.1 Certification  of  Chief  Executive   Officer  pursuant  to  Item
               601(b)(31) of Regulation S-B. (Filed herewith)

          32.1 Certification  of  Chief  Executive   Officer  pursuant  to  item
               601(b)(32) of Regulation S-B. (Filed herewith)

          B.   Reports:

               No reports on Form 8-K were filed during the quarter ended December 31, 2006.



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PROLOGIC MANAGEMENT SYSTEMS, INC.



        DATED: February 14, 2007     By:     /s/  James M. Heim
                                           -------------------------------------
                                                  James M. Heim
                                                  Chief Executive Officer